Form 10-Q
period 1996-03-31
DUALSTAR TECHNOLOGIES CORP
filed 1996-05-15
CIK 929546

Securities and Exchange Commission
            Washington, D.C. 20549

                   Form 10-Q

                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1996
                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From
to                             .

Commission file number    0-25552

       DUALSTAR TECHNOLOGIES CORPORATION
 (Exact name of registrant as specified in its charter)

     Delaware                                            13-3776834
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

           150 East 42nd Street, New York, NY 10017
     (Address, including zip code of principal executive offices)

                (212) 986-9186
          (Registrant's telephone number, including area code)

                Not applicable
(Former name, former address and former fiscal year, if changed since last report)

       Indicate  by  check  mark  whether   the registrant  (1) has filed all
reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X          No                   .

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

  Common Stock, $.01 Par Value --- 9,000,000 shares as of May 12, 1996

                    Index

       DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 1996 and
        June 30, 1995

        Condensed consolidated statements of operations - Three and nine months ended March 31, 1996 and 1995

        Condensed consolidated statements of cash flows - Nine months ended March 31, 1996 and 1995

        Notes to condensed consolidated financial statements - March 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

Item 1 - Legal Proceedings

Item 6 - Exhibits and Reports on Form 8-K*


Signatures


 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

  DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 March 31,       June 30,
                                                   1996            1995
                                                (unaudited)

  ASSETS (SUBSTANTIALLY PLEDGED)
Current assets:
     Cash                                      $ 4,309,540     $ 2,072,856
     Marketable securities                       1,746,463       5,854,147
     Contracts receivable, net                  14,150,648      15,920,385
     Retainages receivable                       4,825,785       3,938,669
     Costs and estimated earnings in excess
       of billings on uncompleted contracts      2,479,035         125,133
     Income taxes receivable                     1,686,532              -
     Prepaid expenses and sundry receivable        242,923         137,598
     Deferred tax asset                            524,000          84,000
                                               ------------    ------------
     Total current assets                       29,964,926      28,132,788

Property and equipment, net                        942,596         753,716

Other assetss                                      325,623         388,131
                                               ------------    ------------
                                               $31,233,145     $29,274,635
                                               ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                         $13,084,918     $ 9,791,112
      Billings in excess of costs and estimated
        earnings on uncompleted contracts        2,564,603       1,848,122
      Accrued expenses and other liabilities     2,642,219       1,622,348
      Income taxes payable                              -          916,053
                                               ------------    ------------
   Total current liabilities                    18,291,740      14,177,635

Contingencies

Shareholders' equity:
      Common stock                                  90,000          90,000
      Additional paid-in capital                14,995,836      14,995,836
      Retained earnings accumulated deficit)    (2,144,431)         11,164
                                               ------------    ------------
                                               $31,233,145     $29,274,635
                                               ============    ============

See notes to condensed consolidated financial statements

  DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
  (UNAUDITED)

                                            For the Three Months      For the Nine Months
                                               Ended March 31,          Ended March 31,
                                              1996        1995         1996          1995
Contract revenues earned                  $20,343,115   $19,417,019   $50,924,879   $49,712,020
Cost of revenues earned                    18,302,912    17,616,059    44,900,705    45,035,067
                                          ------------  ------------  ------------  ------------
Gross profit                                2,040,203     1,800,960     6,024,174     4,676,953
General and administrative expenses         2,178,596     1,534,583     5,961,274     4,002,564
Costs incurred in connection with
 joint venture                                     -             -      4,096,428            -
                                          -----------  ------------   ------------  ------------
Income (loss) before provision for
  income taxes (benefits)                   (138,393)      266,377     (4,033,528)      674,389
Provision for income taxes (benefits):
  Federal, state and local                   (46,933)      116,000     (1,877,933)      303,000
  Effect of S Corporation revocation              -             -              -        660,000
                                         ------------  ------------   ------------  ------------
Net income (loss)                           ($91,460)      150,377    ($2,155,595)  ($  288,611)
                                         ============  ============   ============  ============


Per share data:
    Primary                                  ($0.01)        $0.02         ($0.24)       ($0.10)

Weighted average shares outstanding        9,000,000    6,700,000       9,000,000     5,167,000
                                          ==========   ==========      ==========    ==========

See notes to condensed consolidated financial statements

  DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
  FOR THE NINE MONTHS ENDED MARCH 31,
  (UNAUDITED)


                                               1996             1995

Cash used by operating activities          ($1,550,345)     ($1,388,948)
                                           ------------     ------------

Cash flows from investing activities:
  Acquisition of property and equipment       (320,655)        (170,072)
  Net redemption of (investment in)
    marketable securities                    4,107,684       (4,714,672)
  Due to shareholders                               -           (24,315)
                                           ------------     ------------
  Net cash provided (used) by investing
    activities                               3,787,029       (4,909,059)
                                           ------------     ------------

Cash flows from financing activities:
  Proceeds from initial public offering             -        16,100,000
  Initial public offering costs                     -        (3,320,717)
  Repayment of shareholders'loan                    -        (1,000,000)
  Distributions to former shareholders'
    of wholly-owned subsidiaries                    -          (600,000)
  Proceeds from stock subscription receivable       -           250,000
  Proceeds from issuance of stock rights            -             4,000
                                           ------------     ------------
  Net cash provided by financing activities         -        11,433,283
                                           ------------     ------------
Net increase in cash                         2,236,684        5,135,276
Cash - beginning of period                   2,072,856        1,694,899
                                           ------------     ------------
Cash - end of period                        $4,309,540       $6,830,175
                                           ============     ============

See notes to condensed consolidated financial statements

  DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)
  MARCH 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the DualStar Technologies Corporation and Subsidiaries' annual report for the fiscal year ended June 30, 1995.


NOTE B - CONTINGENCIES

Centrifugal Associates, Inc. ("Associates"), one of the Company's subsidiaries, was involved as a defendant in litigation proceedings with a subcontractor who claimed approximately $207,000 for work performed. The court had ordered Associates to establish an irrevocable letter of credit in favor of the subcontractor in the amount of $207,000. The letter of credit was collateralized by a $210,000 certificate of deposit. In March 1996, the court issued a final judgment in favor of the subcontractor and the claim of $207,000 was satisfied.

In April 1994, a subcontractor filed a claim against Associates seeking approximately $300,000 for services rendered and legal services. Management believes that the claim is without merit and, accordingly, no provision for loss has been made in the accompanying financial statements.

In August 1994, an individual commenced an action against Mechanical Associates, Inc. ("Mechanical"), one of the Company's subsidiaries, in connection with an auto accident in May 1993 involving a vehicle owned by Mechanical and driven by an employee of Mechanical. The plaintiff is seeking $2,000,000 in damages for unspecified injury. Management of the Company believes that the foregoing claim is without merit and, in any event, may be covered under Mechanical's general liability insurance policy.

Associates is a partner in a joint venture that has performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and its co-venturer was responsible for the electrical portion. The joint venture's work on this project is complete and the joint venture has received demands for payment from certain vendors used by the co-venturer of Associates. These vendors have filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.5 million. Some of these vendors have also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims are based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It is management's opinion that it would cost the Company less if this settlement process is managed and completed by the Company. There can be no assurance that these claims can be settled on a basis favorable to the Company.

The general contractor on the Lincoln Square project advanced funds directly to Associates' joint venture partner. The general contractor later stated that such advances would be deducted from the payments owed to the joint venture for mechanical work that Associates performed on the project. During the course of the project, Associates also incurred additional costs to finish the electrical portion of the project on behalf of its co-venturer. Management is of the opinion that there is substantial doubt as to the collectability of such receivable or additional costs.

Based on these developments, the Company has recorded a reserve of approximately $4.1 million with respect to the claims, bad debts and costs the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Sources of Capital

Cash used by operations was $1,550,000 for the nine-month period ended March 31, 1996 as compared to cash used by operations of $1,389,000 in the comparable period of 1995. The Company's working capital at March 31, 1996 decreased by $2,281,000 from June 30, 1995. The decrease was due primarily to the costs incurred in connection with the joint venture. These costs were due solely to the recording of a reserve with respect to the claims, bad debts and costs the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project. Future cash outlays will be limited primarily to the settlement of claims. The startup of the Company's new subsidiaries also contributed to this decrease in working capital. The Company anticipates that future cash generated by operations and available cash will be sufficient to meet its normal operating requirements and the settlement of claims.

The Company also intends to identify and evaluate merger and acquisition candidates engaged in lines of business complementary to its core business and/or to the new businesses which the Company is developing. While certain potential acquisition opportunities are at various stages of consideration and evaluation, none are at a definitive stage at this time. If the Company decides to proceed with one or more acquisitions, it may require additional capital to consummate such transactions. There can be no assurance that the Company will be able to obtain such capital on terms satisfactory to it.

Results of Operations

Contract revenues increased 5% in the three-month period ended March 31, 1996 to $20.3 million, up approximately $926,000 over the comparable period in 1995. For the nine-month period ended March 31, 1996, contract revenues were $50.9 million, approximately $1.2 million, or 2% higher than the same period in 1995. Such increases in the three- and nine-month periods ended March 31, 1996 were attributable to the additional revenues generated by the Company's new subsidiaries.

Gross profit increased $239,000 or 13% in the three-month period ended March 31, 1996 and $1.3 million or 29% in the nine-month period ended March 31, 1996. In addition, the gross profit margins were 10% and 11.8% for the three- and nine-month periods ended March 31, 1996 respectively, as compared to 9.3% and 9.4% for the same periods in 1995. The improvements were attributable primarily to higher gross profit margins of the Company's emerging businesses.

General and administrative expenses increased $644,000 or 42% in the three-month period ended March 31, 1996 and $1.9 million or 49% in the nine-month period ended March 31, 1996. The increases were due primarily to the startup of several new subsidiaries in lines of business that complement the Company's core business. The Company also incurred additional administrative expenses associated with being a publicly-held company.

Costs incurred in connection with the joint venture that performed services on the Lincoln Square project were approximately $4.1 million for the nine-month period ended March 31, 1996. These costs were due solely to the recording of a reserve with respect to the claims, bad debts and costs the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project.

Net loss was approximately $91,000 in the three-month period ended March 31, 1996 as compared to net income of $150,000 for the comparable period in 1995. The loss was attributable primarily to the new subsidiaries. A net loss of approximately $2.2 million was incurred for the nine-month period ended March 31, 1996 as compared to a net loss of $289,000 for the same period in 1995. The losses in 1996 were due primarily to the reserve discussed in the preceding paragraph and also in Note B of the notes to the condensed consolidated financial statements.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Note B to the Company's condensed consolidated financial statements set forth in Part I of this quarterly report on Form 10-Q for updated information relating to the litigation involving the Company.


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended March 31, 1996

                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 DualStar Technologies Corporation


Date      May 14, 1996     By:   GREGORY CUNEO
                                 Gregory Cuneo
                                 President and Chief Executive Officer


Date      May 14, 1996     By:   STEPHEN J. YAGER
                                 Stephen  J.Yager
                                 Chief Financial Officer