Form 10-Q/A
period 1996-03-31
DUALSTAR TECHNOLOGIES CORP
filed 1996-05-29
CIK 929546

Index

              DualStar Technologies Corporation


Finanical Data Schedule

      Nine months ended March 31, 1996

Signatures

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


Date   May 14, 1996          By: STEPHEN J. YAGER
                                 Stephen  J. Yager
                                 Chief Financial Officer