Form 10-K
period 1996-06-30
DUALSTAR TECHNOLOGIES CORP
filed 1996-09-30
CIK 929546

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996

                                      or

[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________

Commission file number 0-25552
                       -------
             DualStar Technologies Corporation
- -------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


             Delaware                           13-3776834
- --------------------------------------     --------------------
    (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)

  150 East 42nd Street, New York, New York           10017
- -------------------------------------------------------------------
     (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code (212) 986-9186
                                                   ----------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class            Name of each exchange on
                                      which registered

                                     None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 Par Value
                               Class A Warrants

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X . No   .
                                                  ---    ---

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

           The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 6, 1996 was $5,484,700, based upon the closing price ($0.81) for such Common Stock on such date.

           The number of shares outstanding of Registrant's Common Stock, as of September 6, 1996, was 9,000,000.

                DOCUMENTS INCORPORATED BY REFERENCE

           The following document is incorporated by reference in the respective Part of this Form 10-K noted below:

           1. Registrant's definitive Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 13, 1996, is incorporated by reference in Part III hereof.

                                    PART I

ITEM 1 - BUSINESS

           (a)  General Development of Business.

           DualStar Technologies Corporation ("DualStar") was incorporated in the State of Delaware on June 17, 1994. In August, 1994, DualStar acquired Centrifugal Associates, Inc., New York, New York ("Associates"), Centrifugal Service, Inc., New York, New York ("Service") and Mechanical Associates, Inc., Brooklyn, New York ("Mechanical") in an exchange of securities, and Associates, Service, and Mechanical each became wholly owned subsidiaries of DualStar. Associates began operations in 1964, Mechanical in 1989, and Service in 1992.

           DualStar formed Trident Mechanical Systems, Inc., Long Island City, New York ("Trident") and The Automation Group, Inc., Brooklyn, New York ("TAG") in May of 1995. DualStar formed Property Control, Inc., Brooklyn, New York ("PCI") and Centrifugal/Mechanical Associates, Inc., Brooklyn, New York ("CMA") in June of 1995. DualStar formed High-Rise Electric, Inc., Long Island City, New York ("High-Rise") in July of 1995. DualStar formed Grace Systems Technologies, Inc., New York, New York ("Grace") and DualStar Communications, Inc., Brooklyn, New York ("DCI") in February of 1996. DualStar formed Integrated Controls Enterprises, Inc., Brooklyn, New York ("ICE") in August 1996.(DualStar, Associates, Mechanical, Service, Trident, TAG, PCI, CMA, High-Rise, Grace, DCI and ICE are hereinafter collectively referred to as the "Company.") Each subsidiary is a wholly owned subsidiary of DualStar, except that CMA is owned 50% by Associates and 50% by Mechanical.

           (b)  Financial Information About Industry Segments.

           The Company does not presently have more than one segment and, accordingly, no financial information relating to industry segments is set forth herein.

           (c)  Narrative Description of Business.

           Associates, Mechanical and Service engage in mechanical contracting services. Service's engagements are generally performed under short-term service contracts, whereas Associates' and Mechanical's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years. Service also engages in activities relating to the retrofitting of equipment to eliminate the use of chlorofluorocarbon (CFC) refrigerants.

           High-Rise designs and installs sophisticated electrical systems for newly constructed residential high-rise buildings. Some of the work performed by High-Rise (e.g., installation of control wiring) was previously subcontracted by the Company to other non- DualStar companies.

           Trident provides medium-sized institutions and commercial buildings with heating, ventilation and air conditioning ("HVAC") systems, generally pursuant to contracts valued at less than $1 million. In addition, Trident provides HVAC service and maintenance.

           TAG develops and maintains information systems for small and medium-sized businesses and provides professional computer contract services. TAG also designs and constructs World Wide Web sites and Intranet applications for its larger corporate clients, in addition to developing the Company's Web site (www.dualstar.com) and providing the Company with technical support.

           Grace develops and maintains sophisticated security, video intercom, fire/smoke alarm and building control systems for high-rise residential buildings and businesses.

           DCI designs and installs state-of-the-art information technology infrastructure in high-rise buildings and provides services (e.g., telephone) that utilize such infrastructure.

           ICE was formed to act as a supplier and installer of commercial temperature control systems and facility management systems. In general, ICE will act as a subcontractor to mechanical subcontractors, including those of the Company. Occasionally, ICE will work directly for real property owners or general contractors.

           PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., ownership of real property, the setting of office air conditioners. PCI will also monitor inventories among the Company's divisions, and will be responsible for keeping all DualStar facilities in compliance with OSHA regulations.

           CMA acts as a common paymaster for Mechanical, Associates and Service in order to facilitate the utilization of employees covered by collective bargaining agreements.

           Major Customers. The Company's customers, which are concentrated in the New York Tri-State area, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, state and local governmental agencies, and subcontractors. For the year ended June 30, 1996, revenue derived from five customers (Lehrer McGovern Bovis, Inc., Morse Diesel International, Inc., HRH Construction Corp., Gotham Construction Corp. and Morgan Guaranty Trust Co. of NY) amounted to approximately 33%, 18%, 15%, 6% and 6%, respectively. For the year ended June 30,

1995, revenue derived from three customers (Lehrer McGovern Bovis, Inc., Morse Diesel International, Inc. and New York Life Insurance Company) amounted to approximately 39%, 28% and 9%, respectively.

           Manufacturing. The Company's production and engineering facilities are capable of fabricating and assembling mechanical and electromechanical systems and subsystems. The Company maintains a comprehensive engineering test and inspection program to ensure that all systems meet exacting customer requirements for performance and quality workmanship to delivery. In addition, pipe fabrication and machine shops allow for the manufacture of both prototype and production hardware. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from proven outside manufacturers, distributors and service organizations.

           Marketing and Sales. For Associates, Mechanical, Service and High-Rise, the Company's marketing strategy has focused on cultivating long-term relationships with developers, mechanical and electrical engineers and general contractors. As a result of its limited and focused target market, the Company's marketing efforts rely primarily on direct sales efforts (including engineering presentations) which emphasize the Company's quality control and value engineering. The relatively high dollar value of each contract (approximately $5 million, except for Service's contracts which are generally less than $1 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts typically lasts approximately 90 days. Sales activities are handled by a combination of direct sales personnel and independent sales representatives, who may also sell products of the Company's competitors. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes active interaction between the direct sales staff, its independent sales representatives and the buyer throughout the selling process.

           Trident's marketing strategy has focused on the solicitation of property owners, tenants and property management companies. The marketing strategy for TAG is to create relationships with computer system project managers and purchasing departments. In addition, a detailed technical analysis and systems prototyping may be performed by TAG to enhance such relationships. Grace's and DCI's strategy has been to provide the Company's existing clients with services and products not previously offered by the Company. ICE intends to solicit property owners and general contractors, in addition to serving the mechanical subsidiaries of DualStar.

           Sources of Supply and Backlog. The raw materials, such as pipe, fittings and valves, and electrical components used in the development and manufacture of the Company's mechanical and electromechanical engineering products are generally available from domestic suppliers at competitive spot prices; fabrication of certain major components may be subcontracted for on an as-needed basis. The Company does not have any long term contracts for its raw materials. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

           At fiscal year ending June 30, 1996, the Company's backlog was approximately $41 million as contrasted with approximately $41 million at June 30, 1995. The Company believes that most of its backlog at June 30, 1996 will be completed prior to December 31, 1997, but no assurances can be given with respect thereto. In general, backlog represents the total value of unbilled revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

           Customer Service and Support. Given the high cost of downtime, it is imperative that any malfunction in one of the Company's products or systems, regardless of cause, be addressed in the shortest possible time. The Company therefore provides a 24-hour a day phone service which can be used to request service support. The Company's service organization consists of technicians, mechanics and engineers reporting to customer service managers who not only are intimately familiar with its own products, but also with other system components. Additionally, the Company has made arrangements with many of its component suppliers whereby they have agreed to provide service specialists within 24 hours should the need arise. Such calls are coordinated through the Company's service manager who is assisted by a full-time service administrator. The Company's service personnel have their formal training augmented by direct participation in testing of systems at the Company's facility and also in the installation and acceptance tests at the customer's facility.

           Patent, Trademark, Servicemark, Copyright and Proprietary Rights. The Company currently has six trademark and nine servicemark applications pending. The Company has not made any patent or copyright applications. The Company may file patent or copyright applications, or additional trademark or servicemark applications, relating to certain of the Company's mechanical, electrical, electronic and control, environmental, information technology and telecommunication products and services. Nevertheless, if patents are issued, or trademarks, servicemarks or copyrights are registered, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks, servicemarks or copyrights or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce their proprietary rights. Failure of any future or existing patents, trademark, servicemark and copyright applications may have a material adverse impact on the Company's business since the Company may not otherwise be able to protect the proprietary or trade secret aspects of its business and operations, thereby diluting the Company's ability to compete in the marketplace. Except as may be required by the filing of patent, trademark, servicemark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps may include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

           Regulation. Substantial environmental laws have been enacted in the United States and in New York in response to public concern over environmental deterioration. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes that under the leadership of the current federal administration there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information, knowledge and belief, it is in compliance with all material federal, state and local laws and regulations governing its operations.

           In July 1995, the Company entered into an updated teaming and license agreement with E.I. DuPont de Nemours ("DuPont") whereby the Company has agreed to use DuPont's new CFC replacement products, which are in constant development, in exchange for certain DuPont marketing information and information regarding prospective industrial, commercial and institutional customers that desire to have retrofits or equipment replacement performed at their locations. The Company's retrofit or equipment replacement operations may subject the Company to possible liabilities for environmental damage under the Clean Air Act of 1970, among other federal, state or local laws and regulations, should CFCs be released inadvertently in the atmosphere as a result of such operations.

           Potential Liability and Insurance. The Company's operations involve mechanical, electrical, electronic and control, environmental, information technology and telecommunications infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company therefore is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains up to $26 million of general liability insurance (in the aggregate) covering damages resulting from negligent acts in rendering or failing to render its services. The policy, however, does not include coverage for comprehensive environmental impairment which may be caused by the Company's actions.

           The Company endeavors contractually to limit its potential liability to the amount and terms of its insurance policy and to be indemnified by its clients from potential liability to third parties. However, the Company is not always able to obtain such limitations on liability or indemnification, and such provisions, when obtained, may not adequately shelter the Company from liability. Consequently, a partially or completely uninsured claim, if successful and of sufficient magnitude, may have a material adverse effect on the Company and its financial condition.

           Competition. The mechanical, electrical, electronic and control, environmental, information technology and telecommunications infrastructure systems and service industries involve rapid technological change and are characterized by intense and substantial competition. The Company's competitors range from small firms to large multinational companies.
Except for the telecommunications service industry, the Company believes that no single firm or group of firms dominates its markets.
Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is firmly established in the mechanical, electronic and control, electrical and environmental industries and will be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints.

           In both the private and public sectors, the Company, acting either as a prime contractor or as a subcontractor, occasionally joins with other firms to form a team that competes for contracts by submitting a jointly prepared proposal. Because a team of firms will usually offer a stronger set of qualifications that any single firm, teaming arrangements are sometimes advantageous to the Company's success. These teaming relationships, however, generate risk to the Company in the event that a non-DualStar team member experiences financial difficulty or is otherwise unable to fulfill its responsibilities on the project. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams.

Moreover, each DualStar subsidiary may market its services independently, with the potential to offer in concert with other DualStar subsidiaries, comprehensive and complementary services on multi-million dollar construction projects.

           Most of the Company's contracts with public sector clients are awarded through a competitive bidding process that places no limit on the number or type of offerors that may compete. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals submitted by the Company and others are evaluated by the government on the basis of technical merit, response to mandatory solicitation provisions, corporate and personnel qualifications and experience, management capabilities and cost. While each RFP sets out specific criteria for the choice of a successful offeror, RFP selection criteria in the government services market often tend to weight the technical merit of the proposal more heavily than cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and thereby enhance its ability to compete successfully for future government work. However, the Company can make no assurances that it may be able to continue to successfully bid and compete in its marketplace.

           Employees. As of June 30, 1996, the Company employed 399 employees, including the five officers of the Company, all of whom are full-time employees. Of these full-time employees, 22 are engaged in administration and finance, 359 in manufacturing, engineering and production, 14 in marketing and sales and 4 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

           The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employee could have a material adverse impact on the Company. The Company has never experienced a work stoppage and approximately 325 of its employees are represented by a labor organization. Management of the Company believes that its relationship with its employees is good.


ITEM 2 - PROPERTIES

           The Company leases, on a month-to-month basis, approximately 10,000 square feet of office space at 150 East 42nd Street, New York, New York 10017, approximately 10,000 square feet of office and manufacturing space, on a month-to-month basis, at 141 47th Street, Brooklyn, New York 11232, approximately 4,500 square feet of office and warehouse space, on a month-to-month basis, at 9-

11 44th Drive, Long Island City, New York 11101, and approximately 120 square feet of office space, pursuant to a six-month lease expiring in January 1997, at 900 East 8th Avenue, Suite 300, King of Prussia, Pennsylvania 19406. In August 1996, the Company acquired real property, which includes a building containing approximately 22,000 square feet of office and warehouse space, at 11-26 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The Company believes that the productive use of its current facilities, excluding the real property purchased in August 1996, represents approximately 60 percent of capacity. Total rental expense for the Company's operating leases for recent periods is as follows:

           Period                 Expense
           ------                 -------
Year ended June 30, 1996          $164,000
Year ended June 30, 1995          $123,000
9 Mos. ended June 30, 1994        $ 73,000


ITEM 3 - LEGAL PROCEEDINGS

           The Company is not a party to any material pending legal proceedings.

           In November 1991, Associates commenced an action in New York State Supreme Court, New York County against a subcontractor, Highland Metal Industries, Inc. ("Highland") in connection with services provided by Highland. Highland's answer asserted a counterclaim for $399,233, a second counterclaim for $207,423 and a third counterclaim for sanctions. The $399,233 counterclaim by Highland was withdrawn. The second counterclaim for $207,423 was granted and the third counterclaim for sanctions was dismissed. Pursuant to court order, Associates established a letter of credit in the amount of $207,000 which was collateralized by a $210,000 certificate of deposit. Associates' claims against Highland were dismissed except for a claim for $37,484 for failure to remedy certain conditions. In March 1996, the court issued a final judgment in favor of Highland. In April 1996, Highland cashed in the letter of credit and the claim of $207,000 was satisfied.

           Associates is a partner in a joint venture that has performed mechanical and electrical services for a general contractor. In 1995, certain vendors of Associates' joint venture partner filed lawsuits against the joint venture, the joint venture partners and the related bonding companies. The first of these suits: Avon Electrical Supplies, Inc. v. Centrifugal Associates,
Inc., et al. was commenced in the Supreme Court for New York County, NY in March, 1995. The second of these suits: Midtown Electric
Supply Corp. v. Centrifugal Associates, Inc., et al. was commenced in the Supreme Court for New York County in April, 1995. The suits alleged failure of the joint venture partner to pay for electrical goods provided to it as a subcontractor of the joint venture in the amount of approximately $1 million. In addition, other vendors of Associates' joint venture partner had claims and/or liens in the amount of $700,000.
The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. Management of the Company believed it would cost the Company less if this settlement process was managed and completed by the Company. As a result, all of the known claims and liens have been settled or discharged and all of the vendor lawsuits that arose out of these claims have also been settled for a total amount of $763,000.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

           The Company's Common Stock and Class A Warrants are traded on the Nasdaq National Market System under the symbols DSTR and DSTRW, respectively. Set forth below are the high and low sales prices for the Common Stock for that portion of fiscal year 1995 which followed the initial public offering of the Company's securities on February 13, 1995 and for fiscal year 1996.

Fiscal 1995          High                Low
- -----------          ----                ---
Third Quarter
(from 2/13/95)       $  8 3/8          $ 3 3/4
Fourth Quarter       $ 10 3/4          $ 3 1/2

Fiscal 1996          High                  Low
- -----------          ----                   ---
First Quarter        $ 5 1/2           $ 2  3/8
Second Quarter       $ 3 1/2           $   13/16
Third Quarter        $ 1 7/8           $   13/16
Fourth Quarter       $ 1 5/16          $   15/16


           As of September 20, 1996, there were approximately 109 record holders of the Company's Common Stock.

           The Company has not declared any dividends since its incorporation in June 1994. The Company does not anticipate the declaration or payment of dividends in the foreseeable future. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, the Company's financial condition, capital requirements, general business conditions and other factors.

ITEM 6 - SELECTED FINANCIAL DATA


                       DUALSTAR TECHNOLOGIES CORPORATION

                          SELECTED FINANCIAL DATA (1)

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            YEAR ENDED               NINE MONTHS                YEAR ENDED
                                                           SEPTEMBER 30,            ENDED JUNE 30,                JUNE 30,
                                                     ----------------------      ---------------------     ---------------------
                                                       1992          1993          1993         1994         1995         1996
                                                     --------      --------      --------     --------     --------     --------
Statement of Operations Data:
      Contract revenue ............................   $36,966       $38,032       $27,001      $29,167      $65,126      $66,232
      (Loss) earnings from operations .............       509           760           336          847        1,280       (5,769)
      Net (loss) income ...........................                                                              11       (3,774)
      Pro forma net income (2) ....................       275           411           181          457
      Cash dividends (3) ..........................       486            91            68          230          600           --
      Net loss per common share ...................                                                              --       ($0.42)
      Pro forma net income per common
          shares (4) ..............................     $0.06         $0.09         $0.04        $0.10
      Supplemental pro forma net income
          per common share (5) ....................                   $0.10         $0.05        $0.10

                                                      SEPTEMBER 30,                  JUNE 30,
                                                   ------------------     ------------------------------
                                                    1992       1993        1994        1995       1996
                                                   -------    -------     -------     -------    -------
Balance Sheet Data:

      Working capital .........................    $ 1,044     $ 1,570    $ 2,190     $13,955   $ 9,091
      Total assets ............................     11,259      11,783     15,345      29,275    28,381
      Shareholders' equity ....................      1,751       2,307      2,957      15,097    11,323

- ----------
(1) The Selected Financial Data represent the consolidated data for the year ended June 30, 1996 and 1995, and combined historical data from the wholly owned subsidiaries for the years ended September 30, 1992 and 1993 and the nine months ended June 30, 1993 and 1994. Information for the September 30 year-end periods includes the similar year ended December 31 of Mechanical Associates, Inc., a subsidiary. As a result, Mechanical's fourth quarter 1993 results are included in both the 1993 annual data and the 1994 interim data. Included in both periods are contract revenues of approximately $2,583,000, earnings from operations of approximately $144,000, pro forma net income of approximately $78,000, and pro forma net income per common share of $.02.

(2) Pro forma income reflects the historical combined net income, adjusted for pro forma income taxes. Pro forma income taxes reflect an additional provision for income taxes at the effective statutory federal and New York State tax rate applied to the Company's financial statement income in each period. This will result in an overall effective income tax rate of approximately 47% of all periods. (See Note A to the Consolidated Financial Statements)

(3) The Company's subsidiaries had historically paid cash dividends to their shareholders for the purpose of funding the income taxes on S Corporation taxable income which were paid personally by the shareholders. In connection with the revocation of the S Corporation status of the Company's subsidiaries, effective August 1, 1994, the subsidiaries have declared dividend distributions in the aggregate of $600,000. Other than the foregoing, the Company does not anticipate the declaration or payment of cash dividends in the foreseeable future.

(4) Computed on the basis described in Note A to the Consolidated Financial Statements.

(5) Supplemental pro forma income per share attributable to the impact of assuming 857,000 shares of additional common stock are outstanding and the proceeds from those shares being used to retire $3,000,000 of debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS FOR 1996

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation, incorporated in the State of Delaware on June 17, 1994, through its wholly owned subsidiaries, provides comprehensive, integrated mechanical, electrical, electronic and control, environmental, information technology and telecommunication services and solutions to a wide range of customers primarily in the New York Tri-State area.

During fiscal 1996, in addition to the seven existing wholly owned subsidiaries, DualStar Technologies formed three new wholly owned subsidiaries: High-Rise Electric, Inc., Long Island City, N.Y., which acts as a designer and installer of electrical systems; Grace Systems Technologies, Inc., New York, N.Y., which acts as a designer and installer of security alarm and intra-building communication systems; and DualStar Communications, Inc., Brooklyn, N.Y., which acts as a telecommunications service provider. DualStar Technologies and its wholly owned subsidiaries are hereafter referred to as the "Company".

CAPITAL RESOURCES AND LIQUIDITY

Prior to the Company's initial public offering ("IPO") in February 1995, the Company financed its operations and working capital needs through internally generated funds, bank borrowings and loans from certain shareholders. The proceeds to the Company from the IPO were $16,100,000, of which approximately $3,375,000 was used to cover IPO costs and $3,000,000 was used to repay all of the Company's then outstanding loans.

Cash balances at June 30, 1996 and 1995 were approximately $2,024,000 and $2,073,000, respectively. The Company's operations used approximately $3,419,000 and $3,700,000 of cash during 1996 and 1995, respectively. Net cash used in operating activities for fiscal 1996 was due primarily to an increase in general and administrative expenses and to the additional costs incurred in connection with a joint venture. Further, during 1996 and 1995 the Company acquired capital assets of approximately $503,000 and $449,000 respectively, substantially all of which represented investment in computer hardware and software. The Company anticipates that the development of existing and new lines of business will require additional investment in capital assets and additional marketing and administrative costs. The Company believes cash on hand and future cash from operations should be sufficient to cover current operations; however, additional working capital may be needed for future expansion. There can be no assurance that the Company will be able to obtain such capital on terms satisfactory to it.

As of June 30, 1996, the Company had no outstanding debt or lines of credit, other than ordinary trade accounts payable. In August 1996, the Company acquired real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its subsidiaries' operations. The cost of the real property was approximately $1,109,000, of which $900,000 was financed by a mortgage loan.

INFLATION

The Company has continued to experience the benefits of a low inflation economy in the New York Tri-State area. In general, the Company enters into long-term fixed price contracts which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

Revenue increased by approximately $1,107,000 or 1.7% in 1996. The increase was due primarily to the revenue generated by the new subsidiaries. The modest growth in revenue was due primarily to the Company either completing or beginning several large, multi-million dollar contracts. Since such revenue streams typically peak during the middle of a project, this also temporarily depressed contract revenues in 1996.

Cost of revenues earned increased by approximately $3,194,000 or 5.5% in 1996. In 1996, cost of revenues earned included approximately $1,410,000 of additional costs to finish the electrical portion of a project on behalf of a co-venturer of a joint venture. Gross profit decreased by approximately $2,088,000 or 30% in 1996. Gross profit as a percentage of revenue also decreased from 10.5% in 1995 to 7.2% in 1996. However, excluding the additional costs in connection with the joint venture, gross profit only decreased by $678,000 and gross profit as a percentage of revenue was 9.3%. The reduction in gross profit as a percentage of revenue was due to increasing competitive pressure on contracts and overruns on lump sum contracts begun in prior years and substantially completed in 1996.

Consolidated backlog at June 30, 1996 was approximately $40,855,000, compared to $41,303,000 at June 30, 1995. The Company continues to bid on projects of all sizes and bid volume remains active. Opportunities to obtain large projects exist and therefore backlog could substantially increase. However, it is very difficult to predict the nature and timing of large projects upon which the Company has bid and the outcome of the bidding process. Therefore, the Company cannot predict with certainty future contracts and revenue.

General and administrative expenses increased by $2,695,000 or 48% in 1996. The increase was due primarily to the formation and initial growth of the new subsidiaries. A portion was also attributable to increased public reporting requirements following the Company's initial public offering. As a percentage of revenue, general and administrative expenses increased from 9% in 1995 to 13% in 1996.

Bad debt in connection with the joint venture amounted to approximately $2,267,000 in 1996. Centrifugal Associates, Inc. is a co-venturer in the joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. The general contractor advanced funds directly to the other co-venturer and later stated that such advances would be deducted from the payments owed to the joint venture for work that Centrifugal Associates, Inc. performed on the project. Management is of the opinion that there is substantial doubt as the collectibility of such accounts and loans receivable and wrote off the receivable and loan as bad debt in 1996.


Fiscal 1995 Compared to Nine-months Ended June 30, 1994

Revenue increased by approximately $35,959,000 or 123% in 1995. This change was the result of an increase in the number of contracts started in 1995 as compared to 1994 and the acceleration of project schedules on a number of large institutional and high-rise residential contracts in 1995, along with the three month difference between the two periods. Such three month difference also affected the comparative figures for gross profit, general and administrative expenses and net income. The Company believed that the increase in the number of contracts started in 1995 was due to the upturn in the economy in the New York Metropolitan area.

Gross profit increased by approximately $2,782,000 or 68% in 1995. However, gross profit as percentage of revenue decreased from 14% in 1994 to 11% in 1995. The increase in gross profit was due primarily to an increase in the number of contracts started in 1995 as compared to 1994. The reduction in gross profit as a percentage of revenue was due to increasing competitive pressure on a number of large contracts and an increase in labor and materials costs associated with the acceleration of certain project schedules in 1995 as compared to 1994.

General and administrative expenses increased by $2,349,000 or 73% in 1995. The increase was due primarily to the increase in the number of contracts in 1995 as compared to 1994. The Company also incurred additional administrative expenses associated with being a publicly-held company. However, general and administrative expenses as a percentage of revenue decreased from 11% in 1994 to 9% in 1995. Such decrease was due to the increase in the number of contracts commenced, and the acceleration of certain project schedules in 1995 as compared to 1994.

Net income in 1995 was $11,000, after taking into account of the tax effect of the August 1994 revocation of Subchapter S elections by certain of the Company's wholly owned subsidiaries. Before taking this tax charge of $751,000 into account, net income was $762,000 in 1995 as compared to pro-forma net income of $457,000 in 1994.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           See Financial Statements following Item 14 herein.

ITEM 9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

           This Item is not applicable.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information with respect to the directors and executive officers of the Company required hereunder is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 13, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

           The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 13, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

           The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 13, 1996.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required hereunder is incorporated by reference to the caption "Related Party Transactions" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 13, 1996.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)        Documents filed as part of this Report:


           1.  Financial Statements and Financial Statement Schedules

                See the Index to Financial Statements appearing on page F-1 of this Report following this Item 14. No financial statement schedules are included in this Report.


           2.   Exhibits

                Set forth below is a list of exhibits being filed with this Report. The management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) are Exhibits 4.5 and
10.4 - 10.8.

  Exhibit No. and Description in the Exhibit List for this Report

NUMBER     TITLE
- ------     -----
3.1 Certificate of Incorporation, filed June 14, 1994, as restated. (1)

3.2.       By-Laws. (1)

4.1        Specimen Copy of Common Stock Certificate. (1)

4.2        Form of Class A Warrant Certificate and Form of Exercise
           Agreement. (1)

4.3        Form of Class A Warrant Agreement.(1)

4.4 Unit Purchase Option in favor of Daniel Porush, dated July 21, 1995, and Transfer Form from Stratton Oakmont, Inc.
           to Daniel Porush, dated July 21, 1995.(2)

4.5        DualStar Technologies Corporation 1994 Stock Option Plan.
           (1)

10.1 Share Acquisition Agreement by and among the Registrant and Centrifugal Associates, Inc., et al., dated August
           1, 1994. (1)

10.2 Share Acquisition Agreement by and among the Registrant and Mechanical Associates, Inc., et al., dated August 1, 1994. (1)

10.3       Mechanical Service Network Agreement by and between
           Centrifugal Associates, Inc. and E.I. DuPont de Nemours and Company, dated July 18, 1995.(2)

10.4 Employment Agreement between the Registrant and Elven M. Tangel, dated August 31, 1994. (1)

10.5 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)

10.6       Employment Agreement between the Registrant and Stephen
           J. Yager, dated August 31, 1994. (1)

10.7 Employment Agreement between the Registrant and Armando Spaziani, dated August 31, 1994. (1)

10.8       Employment Agreement between the Registrant and Ronald
           Fregara, dated August 31, 1994. (1)

10.9       Agreements between Lehrer McGovern Bovis, Inc. and
           Centrifugal Associates, Inc., dated August 18, 1992 and September 28, 1992. (1)

10.10 Agreements between Morse Diesel International, Inc. and Centrifugal Associates, Inc., dated June 10, 1993 and
           November 19, 1990. (1)

10.11      Agreements between HRH Construction Corporation and
           Mechanical Associates, Inc., dated August 28, 1991, May 14, 1993 and August 5, 1992. (1)

10.12      Agreement with Morse Diesel International, Inc. by
           Centrifugal Associates, Inc., dated February 13, 1995.(2)

10.13 Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.

10.14 Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20, 1996.

21.1       Subsidiaries of the Registrant.

23.1 Consent of Grant Thornton LLP, dated September 13, 1996, with respect to Form S-8 filing (File No. 33-97708), effective October 3, 1995.


- ----------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.


(b)        Reports on Form 8-K

           No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c)        Exhibits Required by Item 601 of Regulation S-K

           The exhibits listed under (a)(2) of this Item 14, are filed with this Report.

(d) Financial Statement Schedules required by Regulation S-X which are excluded from the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1996

           None.

              DualStar Technologies Corporation and Subsidiaries

                         INDEX TO FINANCIAL STATEMENTS







                                                                 Page


Report of Independent Certified Public Accountants                F-2


Financial Statements

      Consolidated Balance Sheets                                 F-3

      Consolidated Statements of Operations                       F-5

      Consolidated Statement of Shareholders' Equity              F-6

      Consolidated Statements of Cash Flows                       F-7

      Notes to Consolidated Financial Statements              F-9 - F-21

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 1996. We have also audited the accompanying combined statements of operations, shareholders' equity and cash flows of DualStar Technologies Corporation and Affiliates for the nine months ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 1996 and 1995 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 1996, and the combined results of their operations and their combined cash flows for the nine months ended June 30, 1994, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


New York, New York
September 13, 1996

              DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                               June 30,
                                                                     --------------------------------
                                     ASSETS                             1996                  1995
                                                                     ----------          ------------
CURRENT ASSETS
    Cash                                                            $ 2,023,992          $  2,072,856
    Marketable securities                                               910,029             5,854,147
    Contracts receivable - net of allowance for doubtful
       accounts of $297,000 in 1996 and $153,000
       in 1995                                                       13,220,282            15,920,385
    Retainage receivable                                              4,547,101             3,938,669
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                          2,763,051               125,133
    Income taxes receivable                                           1,225,532                     -
    Deferred tax asset - current                                        178,000                84,000
    Prepaid expenses and sundry receivable                            1,281,850               137,598
                                                                     ----------          ------------

         Total current assets                                        26,149,837            28,132,788


PROPERTY AND EQUIPMENT - net of accumulated
    depreciation                                                      1,054,010               753,716

OTHER ASSETS
    Deferred tax asset - long-term                                      924,000                     -
    Certificate of deposit - restricted                                       -               210,000
    Other                                                               253,633               178,131
                                                                   ------------          ------------

                                                                    $28,381,480           $29,274,635
                                                                     ==========            ==========









The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                                             June 30,
                                                                               ------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY                          1996                  1995
                                                                               --------------         -------------
CURRENT LIABILITIES
    Accounts payable                                                              $11,015,924          $  9,791,112
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                         3,477,465             1,848,122
    Accrued expenses and other current liabilities                                  2,565,102             1,614,471
    Due to officer                                                                          -                 7,877
    Income taxes payable                                                                    -               916,053
                                                                             ------------------        ------------

         Total current liabilities                                                 17,058,491            14,177,635


COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - par value, $.01 per share; 25,000,000 shares authorized;
       9,000,000 shares issued
       and outstanding                                                                 90,000                90,000
    Additional paid-in capital                                                     14,995,836            14,995,836
    (Deficit) retained earnings                                                    (3,762,847)               11,164
                                                                                  -----------         -------------

                                                                                   11,322,989            15,097,000
                                                                                   ----------            ----------

                                                                                  $28,381,480           $29,274,635
                                                                                   ==========            ==========






The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (COMBINED STATEMENT OF OPERATIONS FOR THE
                       NINE MONTHS ENDED JUNE 30, 1994)



                                                                                              Nine months
                                                YEAR ENDED             Year ended                ended
                                                 JUNE 30,               June 30,                June 30,
                                                   1996                   1995                    1994
                                               -------------          -------------             --------
Contract revenues earned                         $66,232,311            $65,125,796            $29,166,871
Cost of revenues earned                           61,454,959             58,260,462             25,083,785
                                                  ----------             ----------             ----------

       Gross profit                                4,777,352              6,865,334              4,083,086

General and administrative expenses                8,279,701              5,585,170              3,236,130
Bad debt in connection with joint venture          2,266,662                      -                      -
                                                 -----------           ------------            -----------

       (Loss) income before (benefit)
         provision for income taxes               (5,769,011)             1,280,164                846,956

(Benefit) provision for income taxes
    Current tax (benefit) provision                 (977,000)               711,800                 82,000
    Effect of S Corporation revocation                     -                751,000                      -
    Deferred tax benefit                          (1,018,000)              (193,800)                     -
                                                 -----------            -----------            -----------

                                                  (1,995,000)             1,269,000                 82,000
                                                 -----------            -----------            -----------

       NET (LOSS) INCOME                         $(3,774,011)            $   11,164             $  764,956
                                                 ===========             ==========             ==========

Pro forma data
    Income before pro forma income tax
      provision                                                                                 $  764,956
    Pro forma income taxes                                                                         308,000
                                                                                                ----------

       Pro forma net income                                                                     $  456,956
                                                                                                ==========

Pro forma net income per share                                                                        $.10
                                                                                                       ===

Per share data:
    Primary                                           $(0.42)                 $   -
                                                       =====                   ====

    Weighted average number of common
       shares outstanding                          9,000,000              6,125,000              4,400,000
                                                 ===========            ===========            ===========


The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (COMBINED STATEMENT OF SHAREHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED JUNE 30, 1994)

                      Years ended June 30, 1996 and 1995




                                                                          Additional           (Deficit)
                                                          Common            paid-in             retained
                                                           stock            capital             earnings
                                                        -----------       ----------          -----------
Balance - October 1, 1993                                $  2,850           $        -        $ 2,304,234

Distributions                                                   -                    -           (230,008)
Issuance of 1,790,000 shares of common stock               17,900              232,100                  -
Less net income of Mechanical Associates, Inc.
   for the three months ended December 31,
   1993 (unaudited)                                             -                    -           (134,737)
Net income for the nine months ended June 30, 1994              -                    -            764,956
                                                       ----------          -----------       -----------
Balance - June 30, 1994                                    20,750              232,100          2,704,445

Distributions                                                   -                    -           (600,000)
Issuance of 2,610,000 shares of common
   stock to acquire subsidiaries' stock                    26,100            2,081,195         (2,104,445)
Less elimination of subsidiaries' capital                  (2,850)                   -                  -
Issuance of 4,600,000 shares of common stock               46,000           16,054,000                  -
Issuance of stock rights                                        -                4,000                  -
Initial public offering costs                                   -           (3,375,459)                 -
Net income for the year ended June 30, 1995                     -                    -             11,164
                                                       ----------          -----------       -----------

Balance - June 30, 1995                                    90,000           14,995,836             11,164

NET LOSS FOR THE YEAR ENDED JUNE 30, 1996                       -                    -         (3,774,011)
                                                       ----------          -----------       -----------

BALANCE - JUNE 30, 1996                                   $90,000          $14,995,836        $(3,762,847)
                                                           ======           ==========         ==========






The accompanying notes are an integral part of this statement.

              DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (COMBINED STATEMENT OF CASH FLOWS FOR THE
                       NINE MONTHS ENDED JUNE 30, 1994)




                                                                                                    Nine months
                                                       YEAR ENDED             Year ended               ended
                                                        JUNE 30,               June 30,               June 30,
                                                          1996                   1995                   1994
                                                      -------------          -------------         -------------

Cash flows from operating activities
   Net (loss) income                                   $(3,774,011)          $     11,164           $    764,956
   Adjustments to reconcile net (loss) income
     to net cash (used in) provided by
     operating activities
       Depreciation                                        202,947                109,962                 55,422
       Deferred income taxes                            (1,018,000)              (193,800)               (40,000)
       (Increase) decrease in assets
         Contracts receivable                            2,700,103             (6,912,266)            (2,432,587)
         Retainage receivable                             (608,432)            (1,920,198)              (553,540)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                    (2,637,918)             1,396,783              1,903,335
         Income taxes receivable                        (1,225,532)                     -                      -
         Prepaid expenses                                  (73,817)              (105,676)               124,074
         Other assets                                      134,498                (36,286)               (57,976)
       Increase (decrease) in liabilities
         Accounts payable                                1,224,812              2,553,495                721,412
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                         1,629,343                451,267                 75,330
         Accrued expenses and other liabilities            942,854                 29,111                518,303
         Income taxes payable                             (916,153)               916,053                      -
                                                       -----------            -----------             ----------

       Net cash (used in) provided by
         operating activities                           (3,419,306)            (3,700,391)             1,078,729
                                                        ----------             ----------             ----------

Cash flows from investing activities
   Proceeds from (investment in)
       marketable securities                             4,944,118             (5,800,849)                     -
   Increase in sundry receivable                        (1,070,435)                     -                      -
   Capital expenditures                                   (503,241)              (449,088)               (32,137)
   Advances from shareholders                                    -                (50,256)               (65,519)
                                                        ----------              ----------             ----------

       Net cash provided by (used in)
         investing activities                            3,370,442             (6,300,193)               (97,656)
                                                        ----------              ----------             ----------



              DualStar Technologies Corporation and Subsidiaries

                   (COMBINED STATEMENT OF CASH FLOWS FOR THE
                       NINE MONTHS ENDED JUNE 30, 1994)






                                                                                                     Nine months
                                                              YEAR ENDED             Year ended         ended
                                                               JUNE 30,               June 30,         June 30,
                                                                 1996                   1995             1994
                                                             -------------          -------------     ----------

Cash flows from financing activities
   Proceeds from initial public offering                      $          -           $16,100,000      $        -
   Initial public offering costs paid                                    -            (3,375,459)              -
   Repayment of shareholders' loan                                       -            (1,000,000)              -
   Repayment of bank loan                                                -            (1,000,000)              -
   Distribution to former shareholders of
     wholly-owned subsidiaries                                           -              (600,000)        (68,250)
   Proceeds from stock subscription receivable                           -               250,000               -
   Proceeds from issuance of stock rights                                -                 4,000               -
                                                               -----------           -----------     -----------

       Net cash provided by (used in)
          financing activities                                           -            10,378,541         (68,250)
                                                               -----------           -----------     -----------

       NET (DECREASE) INCREASE
          IN CASH                                                  (48,864)              377,957         912,823

Cash at beginning of period                                      2,072,856             1,694,899         782,076
                                                               -----------           -----------     -----------

Cash at end of period                                          $ 2,023,992          $  2,072,856     $ 1,694,899
                                                               ===========           ===========     ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for
       Interest                                                $    44,000          $    268,000     $    69,000
       Income taxes                                                994,000               639,000           6,400

Noncash financing transaction:
    As of June 30, 1994, advances due from the former shareholders of the Company's wholly-owned subsidiaries in the amount of $161,758 were settled as a distribution to shareholders.






The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Financial Statement Presentation

     DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into Share Acquisition Agreements with Centrifugal Associates, Inc. ("Associates") and Centrifugal Service, Inc. ("Service") (collectively, "Centrifugal"), and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal and Mechanical in exchange for all of the stock of Centrifugal and Mechanical and these companies became wholly-owned subsidiaries of DualStar. In 1996 and 1995, DualStar formed seven new wholly-owned subsidiaries: Trident Mechanical Systems, Inc., Centrifugal/Mechanical Associates, Inc., The Automation Group, Inc., Property Control, Inc., High-Rise Electric, Inc., Grace Systems Technologies, Inc. and DualStar Communications, Inc. In 1995, these new subsidiaries had no significant operations and therefore had no significant impact on the accompanying 1995 consolidated financial statements.

     The accompanying consolidated financial statements for the years ended June 30, 1996 and 1995 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). The financial statements for the nine months ended June 30, 1994 reflect the combined operations of Centrifugal and Mechanical. All significant intercompany accounts and transactions have been eliminated in consolidation and combination.

     The Company primarily engages in mechanical and electrical contracting. The engagements are generally performed under fixed price long-term contracts undertaken with general contractors or under short-term service contracts. The lengths of the long-term contracts vary but typically range from one to two years. In accordance with the operating cycle concept and construction industry practice, the Company classifies all contract-related assets and liabilities as current items.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated and combined financial statements follows:

     1.  Revenue and Cost Recognition

         Revenues on long-term contracts are accounted for by the percentage-of-completion method, whereby revenue is recognized based on the estimated percentage of costs incurred to date to the

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

         estimated total costs of each individual contract. This method is used because management considers costs to be the best available measure of progress on these contracts. Revenue on service contracts is recorded on the accrual basis as services are performed.

         Contract costs include all direct materials and labor costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

         The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

     2.  Use of Estimates in Financial Statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     3.  Fair Value of Financial Investments

         The carrying amount of cash, marketable securities, contracts and retainage receivable and accounts payable approximate fair value, principally because of the short-term maturity of these items. Marketable securities are stated at quoted market value.

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

     4.  Marketable Securities

         Marketable securities represent investments which mature in one year or less, are available for sale, and are valued at market value which approximates cost.

     5.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives.

     6.  Income Taxes

         The Company files consolidated Federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

         As a result of the Share Acquisition Agreements, commencing August 1, 1994, Centrifugal's and Mechanical's S Corporation elections ceased to be in effect and the Company is taxed as a C Corporation. As of August 1, 1994, for income tax purposes, the Company has recognized additional taxable income as a result of the cumulative differences between financial accounting and income tax purposes of approximately $1,981,000. Accordingly, the Company has incurred additional income tax liability of approximately $751,000 in 1995.

         Pro forma income taxes reflect an additional provision for income taxes at the effective statutory Federal and New York State tax rates applied to the Company's financial statement income for the nine months ended June 30, 1994. This resulted in an overall effective income tax rate of approximately 47% for the nine-month period ended June 30, 1994.

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

     7.  Per Share Data

         For the years ended June 30, 1996 and 1995, the computation of net
         (loss) income per share is based on the weighted average number of shares of common stock outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

         Pro forma income per share was calculated based upon the outstanding shares of DualStar after the merger with Centrifugal and Mechanical. Supplemental pro forma income per share attributable to the impact of assuming 857,000 shares of additional common stock as outstanding and the proceeds from those shares being used to retire $3,000,000 of debt resulted in supplemental pro forma income per share of $.10 in the nine-month period ended June 30, 1994


NOTE B - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts consist of the following:



                                                                        June 30,
                                                            -----------------------------------
                                                               1996                    1995
                                                            -----------             -----------


         Costs incurred on uncompleted contracts            $77,306,927             $58,389,952
         Estimated earnings                                   8,332,641               7,854,867
                                                            -----------             -----------

                                                             85,639,568              66,244,819

         Less billings to date                               86,353,982              67,967,808
                                                             ----------              ----------
                                                            $  (714,414)            $(1,722,989)
                                                            ===========             ===========


              DualStar Technologies Corporation and Subsidiaries

NOTE B (CONTINUED)

     Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:




                                                                        June 30,
                                                            -----------------------------------
                                                               1996                    1995
                                                           -----------              ----------

         Costs and estimated earnings in excess
             of billings on uncompleted contracts         $  2,763,051             $   125,133
         Billings in excess of costs and estimated
             earnings on uncompleted contracts              (3,477,465)             (1,848,122)
                                                           -----------              ----------

                                                          $   (714,414)            $(1,722,989)
                                                          ============             ===========


NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:



                                                                     June 30,
                                                       -----------------------------------
                                                            1996                    1995
                                                        ----------              ----------

         Leasehold improvements                         $  486,246             $   474,457
         Automobiles                                       235,214                 113,667
         Machinery and equipment                           194,091                 127,165
         Computer equipment                                622,699                 326,616
         Furniture and fixtures                             41,531                  34,632
                                                        ----------             -----------

                                                         1,579,781               1,076,537
         Less accumulated depreciation                    (525,771)               (322,821)
                                                        ----------              ----------

                                                        $1,054,010             $   753,716
                                                         =========              ==========


              DualStar Technologies Corporation and Subsidiaries

NOTE D - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:


                                                           June 30,
                                               -----------------------------------
                                                  1996                    1995
                                               ----------              ----------

         Accrued compensation                  $2,111,183              $1,243,165
         Other                                    453,919                 371,306
                                               ----------              ----------

                                               $2,565,102              $1,614,471
                                                =========               =========


NOTE E - LINE OF CREDIT

     At June 30, 1994, Associates had a bank loan of $1,000,000, pursuant to a $1,500,000 demand line of credit, which was collateralized by substantially all of Associates' assets. In April 1995, the loan was fully repaid and the line of credit was canceled. Interest expense for the year ended June 30, 1995 and for the nine months ended June 30, 1994 was $82,000 and $56,000, respectively.


NOTE F - SHAREHOLDERS' EQUITY

     In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. The warrants are exercisable for 4,600,000 shares of common stock at $4.00 per share. The warrants became exercisable in February 1996 and will expire in February 2000. The warrants are redeemable by the Company for $.05 per warrant at any time after February 1997, upon thirty days' prior written notice if the average closing price of the common stock equals or exceeds $9.00 per share, for any twenty consecutive trading days within a period of thirty days ending within ten days of the notice of redemption. At June 30, 1996, all warrants are outstanding.

              DualStar Technologies Corporation and Subsidiaries

NOTE G - INCOME TAXES

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to net operating loss carryforwards, the allowance for doubtful accounts and depreciation.

     The following is a summary of the items giving rise to deferred tax benefits at June 30, 1996 and 1995:



                                                                          June 30,
                                                           -----------------------------------
                                                              1996                     1995
                                                           -----------              ----------

         Current
             Allowance for doubtful accounts                $  162,000                 $74,000
             Accumulated depreciation                           16,000                  10,000
                                                            ----------                 -------

                                                               178,000                  84,000
                                                            ----------                 -------

         Long-term
             Net operating loss carryfowards                 1,849,000                       -
                                                            ----------                 -------

         Total deferred tax assets                           2,027,000                  84,000

         Less: valuation allowance                            (925,000)                      -
                                                            ----------                 -------

         Net deferred tax assets                            $1,102,000                 $84,000
                                                            ==========                 =======


     Management believes that the Company will generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of these tax benefits.

              DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

     The (benefit) provision for income taxes differs from the amount computed by applying the statutory Federal income tax rate to (loss) income before (benefit) provision for income taxes due to the following:


                                                                                June 30,
                                                                       ---------------------------
                                                                           1996            1995
                                                                       ----------       ----------



         Statutory Federal income tax (benefit)                       $(1,962,000)      $  435,000
         State and local income taxes                                      75,000          310,000
         Net operating loss carryback limitation                        1,289,000                -
         Net operating loss carryforward                               (1,849,000)               -
         Valuation allowance                                              925,000                -
         Allowance for doubtful accounts                                  (88,000)         (84,000)
         Accumulated depreciation                                          (6,000)               -
         Cash-to-accrual basis                                                  -          (75,000)
         Completed contract to percentage-of-completion basis                   -          (35,000)
         S Corporation revocation
             Cash-to-accrual basis                                       (272,000)         650,000
             Completed contract to percentage-of-completion basis               -          101,000
         Prior year overaccrual                                          (107,000)         (33,000)
                                                                      -----------       ----------

                                                                      $(1,995,000)      $1,269,000
                                                                      ===========       ==========

     The Company has available for Federal income tax purposes net operating losses of approximately $2,650,000 and state and local net operating losses of approximately $4,628,000, all expiring in the year 2011.

     At June 30, 1995, included in income taxes payable in the accompanying consolidated balance sheet was an amount that the Company expected to pay when it files its June 30, 1996 income tax returns. In accordance with the Internal Revenue Code, one-half of the cash-to-accrual differences recognized by the Company upon the revocation of the S Corporation status of certain of its subsidiaries would be payable with the Company's June 30, 1996 income tax returns. At June 30, 1995, this liability amounted to approximately $272,000, which was reversed at June 30, 1996 due to the net operating losses.

              DualStar Technologies Corporation and Subsidiaries

NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under operating leases expiring at various dates through July 2001. At June 30, 1996, minimum rental commitments under noncancellable leases are as follows:

               1997                           $133,000
               1998                            110,000
               1999                             46,000
               2000                             26,000
               2001                             25,000
               Thereafter                        2,000
                                             ---------
                                              $342,000
                                             =========

     Equipment rent for the year ended June 30, 1996 and 1995, and for the nine months ended June 30, 1994 was $127,000, $86,000 and $38,000, respectively.

     In 1994, the Company entered into employment agreements with five officers. The agreements expire in 1997 and require minimum annual salaries of $150,000 for each officer with subsequent increases not to exceed $150,000 during the first three years following the effective date of the offering. Among other items, the agreements provide for a discretionary bonus of up to 45% of salary, the payment of certain disability benefits of the officers and discretionary incentive bonuses. The agreements shall be automatically renewed for an additional three-year term unless the Company or officer gives contrary written notice on a timely basis as described in the agreement.

     The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plan's net assets is not available from the plan's administrators. For the years ended June 30, 1996 and 1995, and for the nine months ended June 30, 1994, the Company contributed $1,344,000, $1,021,000, and $486,000, respectively.

     The Multiemployer Pension Plan Administration Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans are terminated or the Company withdraws, the Company could be subject to a substantial "withdrawal liability."

              DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     The Company is contingently liable to a surety under a general indemnity agreement. The Company agrees to indemnify the surety for any payments made on contracts of suretyship, guarantee or indemnity. Management believes that all such contingent liabilities will be satisfied by performance on the specific bonded contracts.

     In 1995, Associates was involved as a defendant in litigation proceedings with a subcontractor who claimed approximately $207,000 for work performed. The court had ordered Associates to establish an irrevocable letter of credit in favor of the subcontractor in the amount of $207,000. The letter of credit was collateralized by a $210,000 certificate of deposit. In March 1996, the court issued a final judgment in favor of the subcontractor. In April 1996, the subcontractor cashed in the letter of credit and the claim of $207,000 was satisfied.

     Associates is a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and its co-venturer was responsible for the electrical portion. The joint venture's work on this project is complete. The joint venture received demands for payment from certain vendors used by the co-venturer of Associates. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

     The general contractor on the Lincoln Square project advanced funds directly to Associates' joint venture partner. The general contractor later stated that such advances would be deducted from the payments owed to the joint venture for mechanical work that Associates performed on the project. During the course of the project, Associates also incurred additional costs to finish the electrical portion of the project on behalf of its co-venturer. Management is of the opinion that there is substantial doubt as to the collectibility of such receivable or additional costs.

              DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     Based on these developments, the Company has written off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project. As of June 30, 1996, all of the known claims and liens were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled.


NOTE I - RELATED PARTY TRANSACTIONS

     At June 30, 1996, the Company has a loan to a member of its Board of Directors of approximately $73,400. The loan is collateralized by 65,250 shares of the Company's common stock, bears interest at 8.75% per annum and is due on October 20, 1996.

     Mechanical leases office space on a month-to-month basis from a company in which certain officers own a majority interest. Rent expense for the years ended June 30, 1996 and 1995, and for the nine months ended June 30, 1994, was $65,000, $53,000 and $26,000, respectively.

     Associates had loans payable to its former shareholders in the amount of $1,000,000 which were subordinated to its bank debt, were uncollateralized, and bore interest at the same rate as Associates' money market fund rate. The loans were fully repaid in February 1995. Interest expense related to these loans for the year ended June 30, 1995 and the nine months ended June 30, 1994, was $17,000 and $16,000, respectively.


NOTE J - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, marketable securities, trade accounts receivable and retainage receivable.

     The Company maintains its cash in accounts which exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

              DualStar Technologies Corporation and Subsidiaries

NOTE J (CONTINUED)

     The Company performs construction contracts for, and extends credit to, private owners and general contractors located in the New York Tri-State area. The Company is directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 1996, revenue from five customers amounted to approximately 78% of total revenue. For the year ended June 30, 1995, revenue from three customers amounted to approximately 77% of total revenue. For the nine months ended June 30, 1994, revenue from two customers amounted to approximately 58% of total revenue.


NOTE K - STOCK OPTION PLAN

     In October 1994, the Company adopted a stock option plan. Under the plan, the officers of the Company may be given options, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant. The options shall be granted as follows:
     (i) an aggregate of 500,000 options, if the Company has pretax earnings of at least $2,500,000 in the fiscal year ending June 30, 1996; (ii) an aggregate of 500,000 options, if the Company has pretax earnings of at least $5,000,000 in the fiscal year ending June 30, 1997; and (iii) an aggregate of 500,000 options, if the Company has pretax earnings of at least $7,500,000 in the fiscal year ending June 30, 1998. Additionally, the plan provides for an aggregate of 700,000 options for other employees of the Company. During 1995, the Company granted 177,000 options at an option price of $3 per share. At June 30, 1996, all of these options were outstanding.


NOTE L - EMPLOYEE BENEFIT PLAN

     In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 1996 and 1995, the Company made no contribution to the plan.

              DualStar Technologies Corporation and Subsidiaries

NOTE M - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which provides guidance on when to assess and how to measure impairment of long-lived assets, certain intangibles and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123"), "Accounting for Stock-Based Compensation," which gives companies a choice of the method of accounting used to determine stock-based compensation. Companies may account for such compensation either by using the intrinsic value-based method provided in APB Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," or the fair market value-based method provided in SFAS No. 123. These accounting standards are effective for financial statements for fiscal years beginning after December 31, 1995. The Company believes that the impact of adopting SFAS No. 121 will not have a material effect on the Company. The Company intends to continue to use the intrinsic value-based method provided in APB No. 25 to determine stock-based compensation. The sole effect of the adoption of SFAS No. 123 will be the obligation to comply with the new disclosure requirements provided thereunder.


NOTE N - SUBSEQUENT EVENTS

     In August 1996, the Company acquired real property located in Long Island City, New York for the purpose of centralizing and consolidating its subsidiaries' operations. The cost of the real property was approximately $1,109,000, of which $900,000 was financed by a mortgage.

                                  SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DUALSTAR TECHNOLOGIES CORPORATION

                                 By GREGORY CUNEO
                                    ------------------------------
                                    Gregory Cuneo
                                    President and Chief
                                    Executive Officer

Dated: September 24, 1996

           Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

           Signature             Title              Date
           ---------             -----              ----

  GREGORY CUNEO              President, Chief       September 24, 1996
- ---------------------------  Executive Officer
  Gregory Cuneo              and Director



  STEPHEN J. YAGER           Executive Vice         September 24, 1996
- ---------------------------  President, Chief
  Stephen J. Yager           Financial Officer,
                             Secretary and
                             Director



  GARY DELUCA                Director               September 24, 1996
- ---------------------------
  Gary DeLuca


  STEPHEN J. DRESCHER        Director               September 24, 1996
- ---------------------------
  Stephen J. Drescher


  RONALD FREGARA             Director               September 24, 1996
- ---------------------------
  Ronald Fregara

           Signature             Title              Date
           ---------             -----              ----


  ELVEN M. TANGEL            Director               September 24, 1996
- ---------------------------
  Elven M. Tangel


  ARMANDO SPAZIANI           Director               September 24, 1996
- ---------------------------
  Armando Spaziani

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  EXHIBITS TO

                                   FORM 10-K


                        Commission file number 0-25552

                       DUALSTAR TECHNOLOGIES CORPORATION
- -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                              13-3776834
- ---------------------------------       --------------------
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)


         150 East 42nd Street, New York, New York  10017
- ------------------------------------------------------------------------
      (Address of principal executive offices)    (Zip Code)



                          (212) 986-9186
                    --------------------------
       (Registrant's telephone number, including area code)

                                INDEX EXHIBITS
                                --------------
NUMBER     TITLE                                        PAGE HEREIN
- ------     -----                                        -----------
3.1        Certificate of Incorporation, filed June 14,
           1994, as restated. (1)

3.2        By-Laws. (1)

4.1        Specimen Copy of Common Stock Certificate. (1)

4.2        Form of Class A Warrant Certificate and Form of
           Exercise Agreement. (1)

4.3        Form of Class A Warrant Agreement.(1)

4.4        Unit Purchase Option in favor of Daniel
           Porush, dated July 21, 1995, and Transfer
           Form from Stratton Oakmont, Inc. to Daniel
           Porush, dated July 21, 1995.(2)

4.5        DualStar Technologies Corporation 1994 Stock
           Option Plan. (1)

10.1 Share Acquisition Agreement by and among the Registrant and Centrifugal Associates, Inc., et al., dated August 1, 1994. (1)

10.2 Share Acquisition Agreement by and among the Registrant and Mechanical Associates, Inc., et al., dated August 1, 1994. (1)

10.3 Mechanical Service Network Agreement by and between Centrifugal Associates, Inc. and E.I.
           DuPont de Nemours and Company, dated July 18,
           1995.(2)

10.4 Employment Agreement between the Registrant and Elven M. Tangel, dated August 31, 1994.(1)

10.5 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994.(1)

10.6 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31,
           1994.(1)

10.7 Employment Agreement between the Registrant and Armando Spaziani, dated August 31,
           1994.(1)

10.8 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)


10.9       Agreements between Lehrer McGovern Bovis,
           Inc. and Centrifugal Associates, Inc., dated
           August 18, 1992 and September 28, 1992. (1)

10.10      Agreements between Morse Diesel
           International, Inc. and Centrifugal
           Associates, Inc., dated June 10, 1993 and
           November 19, 1990. (1)

10.11      Agreements between HRH Construction
           Corporation and Mechanical Associates, Inc., dated August 28, 1991, May 14, 1993 and
           August 5, 1992. (1)

10.12      Agreement with Morse Diesel International,
           Inc. by Centrifugal Associates, Inc., dated
           February 13, 1995.(2)

10.13 Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.

10.14      Purchase and Sale Agreement for 11-26 47th
           Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from
           DualStar Technologies Corp.) and Lawrence
           Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20,
           1996.

21.1       Subsidiaries of the Registrant.


23.1 Consent of Grant Thornton LLP, dated September 13, 1996, with respect to Form S-8 filing (File No. 33-97708), effective October 3, 1995.

- ----------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.