Form 10-K/A
period 1996-06-30
DUALSTAR TECHNOLOGIES CORP
filed 1996-10-31
CIK 929546

Index

                   DualStar Technologies Corporation

Financial Data Schedule

     Fiscal year ended June 30, 1996

Signatures

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DualStar Technologies Corporation

Date: September 24, 1996            By: GREGORY CUNEO
                                        Gregory Cuneo
                                        President and Chief Executive Officer

Date: September 24, 1996            By: STEPHEN J. YAGER
                                        Stephen J. Yager
                                        Chief Financial Officer