Form 10-Q
period 1996-09-30
DUALSTAR TECHNOLOGIES CORP
filed 1996-11-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 1996
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From to .

Commission file number    0-25552

                       DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   13-3776834
--------------------------------------      ------------------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                    150 EAST 42ND STREET, NEW YORK, NY 10017
--------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

                                 (212) 986-9186
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

   COMMON STOCK, $.01 PAR VALUE --- 9,000,000 SHARES AS OF NOVEMBER 12, 1996
-----------------------------------------------------------------------------

                                     INDEX

                       DUALSTAR TECHNOLOGIES CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

         Condensed consolidated balance sheets - September 30, 1996 and
            June 30, 1996

         Condensed consolidated statements of operations - Three months ended
            September 30, 1996 and 1995

         Condensed consolidated statements of cash flows - Three months ended
            September 30, 1996 and 1995

         Notes to condensed consolidated financial statements -
            September 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,     JUNE 30,
                                                      1996          1996
                                                  -----------    ----------
                                                 (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
     Cash                                        $ 2,037,221      $ 2,023,992
     Marketable securities                            18,151          910,029
     Contracts receivable, net                    13,895,214       13,220,282
     Retainage receivable                          4,206,875        4,547,101
     Costs and estimated earnings in excess of
          billings on uncompleted contracts        2,502,452        2,763,051
     Income taxes receivable                         953,531        1,225,532
     Deferred tax asset - current                    178,000          178,000
     Prepaid expenses and sundry receivable        1,278,316        1,281,850
                                                 -----------      -----------
                   TOTAL CURRENT ASSETS           25,069,760       26,149,837

PROPERTY AND EQUIPMENT, NET                        2,252,671        1,054,010

OTHER ASSETS:
     Deferred tax asset - long-term                  924,000          924,000
     Other                                           313,970          253,633
                                                 ===========      ===========
                                                 $28,560,401      $28,381,480
                                                 ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable                            $ 10,695,831    $ 11,015,924
      Billings in excess of costs and estimated
          earnings on uncompleted contracts          3,178,737       3,477,465
      Accrued expenses and other liabilities         2,559,694       2,565,102
                                                  ------------    ------------
                 TOTAL CURRENT LIABILITIES          16,434,262      17,058,491

MORTGAGE PAYABLE - LONG-TERM                           847,500

CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common stock                                      90,000          90,000
      Additional paid-in capital                    14,995,836      14,995,836
      Deficit                                       (3,807,197)     (3,762,847)
                                                  ============    ============
                                                  $ 28,560,401    $ 28,381,480
                                                  ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                     1996              1995
                                                 ------------      ------------
Contract revenues earned                         $ 16,682,904      $ 14,978,273
Cost of revenues earned                            14,849,688        13,464,741
                                                 ------------      ------------
Gross profit                                        1,833,216         1,513,532
General and administrative expenses                 1,914,066         1,694,615
                                                 ------------      ------------
Loss before benefit for income taxes                  (80,850)         (181,083)
Benefit for income taxes                              (36,500)          (85,000)
                                                 ------------      ------------
Net Loss                                             ($44,350)         ($96,083)
                                                 ============      ============


PER SHARE DATA:
    Primary                                            ($0.01)           ($0.01)

Weighted average shares outstanding                 9,000,000         9,000,000
                                                 ============      ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (UNAUDITED)


                                                                     1996           1995
                                                                 -----------    -----------
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    ($577,997)   $ 1,781,791
                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                          (311,303)      (159,484)
     Redemption of (investment in) marketable securities - net       910,029        (51,817)
     Due from shareholders                                                 0        (19,908)
                                                                 -----------    -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             598,726       (231,209)
                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on mortgage                                   (7,500)             0
                                                                 -----------    -----------
     NET CASH USED IN FINANCING ACTIVITIES                            (7,500)             0
                                                                 -----------    -----------


NET INCREASE IN CASH                                                  13,229      1,550,582
CASH - BEGINNING OF PERIOD                                         2,023,992      2,072,856
                                                                 ===========    ===========
CASH - END OF PERIOD                                             $ 2,037,221    $ 3,623,438
                                                                 ===========    ===========


NON-CASH FINANCING TRANSACTIONS:
    In August 1996, the Company acquired real property which is financed by a $900,000 mortgage loan.





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


                               SEPTEMBER 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the DualStar Technologies Corporation and Subsidiaries' annual report for the fiscal year ended June 30, 1996.

NOTE B - MORTGAGE PAYABLE

In August 1996, the Company acquired real property located in Long Island City, New York for the purpose of centralizing and consolidating its subsidiaries operations. The cost of the real property was approximately $1,109,000 of which $900,000 was financed by a ten-year mortgage loan. The mortgage bears interest at a fixed rate of 9.25% per annum for the first five years and then, for the last five years, a fixed rate per annum equal to 1% above the Prime Rate in effect thereof. The mortgage includes a final balloon payment in the amount of $453,750 which is due on August 1, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This Report contains forward-looking statements concerning the Company. Such statements are subject to certain risks and uncertainties, including, but not limited to, general economic conditions in the New York Tri-State area, acceptance by customers of new services, as well as services previously provided by the Company, product liability and other litigation, and the impact of inflation and current labor conditions. Readers are urged to carefully review and consider the various disclosures made by the Company which attempt to advise interested parties of the factors affecting the Company's business, including disclosures in this Report as well as the Company's future periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities Exchange Commission.

Liquidity and Sources of Capital

Cash used by operations was $578,000 for the three-month period ended September 30, 1996 as compared to cash provided by operations of $1,782,000 in the comparable period in 1995. DualStar Technologies Corporation and Subsidiaries' (the "Company") working capital at September 30, 1996 decreased by $456,000 from June 30, 1996. The decrease was due primarily to capital expenditures associated with the purchase and refurbishment of new corporate headquarters. The Company believes cash on hand and cash from future operations should be sufficient to cover current operations; however, additional working capital may be needed for future expansion. There can be no assurance that the Company will be able to obtain such capital on terms satisfactory to it.

Results of Operations

Contract revenues increased 11.4% in the three-month period ended September 30, 1996 to $16.7 million, up approximately $1,705,000 from the comparable period in 1995. The increase was due primarily to the revenue generated by the Company's new subsidiaries.

Gross profit increased approximately $320,000 or 21.1% in the three-month period ended September 30, 1996. In addition, the gross profit margins were 11.0% and 10.1% for the three month periods ended September 30, 1996 and 1995, respectively. The increase was attributable primarily to the higher gross profit margins of certain emerging businesses of the Company's new subsidiaries.

General and administrative expenses increased $219,000 or 12.9% in the three-month period ended September 30, 1996, as compared to the same period in 1995. The increase was due primarily to the continued growth of the Company's new subsidiaries.

Net loss was approximately $44,000 in the three-month period ended September 30, 1996 as compared to a net loss of $96,000 in the comparable period in 1995. The net loss for the three-month period ended September 30, 1996 was attributable primarily to all the above factors.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the three-month period ended September 30, 1996

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DualStar Technologies Corporation


Date       November 12, 1996             By:       GREGORY CUNEO
     ------------------------                  ---------------------------------
                                                   Gregory Cuneo
                                                   President and Chief
                                                     Executive Officer


Date        November 12, 1996            By:       STEPHEN J. YAGER
     --------------------------                ---------------------------------
                                                   Stephen  J. Yager
                                                   Chief Financial Officer