Form 10-Q
period 1996-12-31
DUALSTAR TECHNOLOGIES CORP
filed 1997-02-18
CIK 929546

Securities and Exchange Commission
                      Washington, D.C. 20549

                             Form 10-Q

                            (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1996
                                or
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

           11-30 47th Avenue, Long Island City, NY 11101
     (Address, including zip code of principal executive offices)

                          (718) 340-6655
         (Registrant's telephone number, including area code)

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

Common Stock, $.01 Par Value --- 9,000,000 shares as of February 10, 1997

                               Index

                 DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheets - December 31, 1996 and
       June 30, 1996

       Condensed consolidated statements of operations - Three and six months ended December 31, 1996 and 1995

       Condensed consolidated statements of cash flows - Six months ended December 31, 1996 and 1995

       Notes to condensed consolidated financial statements - December 31, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 4 - Submission of Matters to a Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K*


Signatures


* No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS
                                        December 31,      June 30,
                                           1996            1996
                                        (unaudited)

                              ASSETS
Current assets:
     Cash                                $3,581,572      $2,023,992
     Marketable securities                   43,151         910,029
     Contracts receivable, net           13,552,298      13,220,282
     Retainage receivable                 4,245,419       4,547,101
     Costs and estimated earnings
       in excess of billings on
       uncompleted contracts              6,118,183       2,763,051
     Income taxes receivable                915,532       1,225,532
     Deferred tax asset - current           178,000         178,000
     Prepaid expenses and sundry
       receivable                           532,631       1,281,850
                                        -----------     -----------
     Total current assets                29,166,786      26,149,837

Property and equipment, net               2,568,042       1,054,010

Other assets:
     Deferred tax asset - long-term         924,000         924,000
     Other                                  371,523         253,633
                                        -----------     -----------
                                        $33,030,351     $28,381,480

               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                  $15,241,369     $11,015,924
      Billings in excess of costs
        and estimated earnings on
        uncompleted contracts             4,185,541       3,477,465
      Accrued expenses and other
        liabilities                       3,275,712       2,565,102
                                        -----------     -----------
   Total current liabilities             22,702,622      17,058,491

Mortgage payable - long-term                840,000               -

Contingencies

Shareholders' equity:
   Common stock                              90,000          90,000
   Additional paid-in capital            14,995,836      14,995,836
   Deficit                               (5,598,107)     (3,762,847)
                                        -----------     -----------
                                        $33,030,351     $28,381,480
                                        ============    ===========

     See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                            For the Three Months         For the Six Months
                             Ended December 31,          Ended December 31,
                              1996         1995           1996         1995
                           -----------  -----------   -----------  -----------
Contract revenues earned   $22,978,881  $15,603,491   $39,661,785  $30,581,764
Cost of revenues earned     22,519,021   13,133,052    37,368,709   26,597,793
                           -----------  -----------   -----------  -----------
Gross profit                   459,860    2,470,439     2,293,076    3,983,971
General and administrative
  expenses                   2,214,270    2,088,063     4,128,336    3,782,678
Costs incurred in
  connection with joint
  venture                            -    4,096,428             -    4,096,428
                           -----------  -----------   -----------  -----------
Loss before provision
  (benefit) for income
  taxes                     (1,754,410)  (3,714,052)   (1,835,260)  (3,895,135)
Provision (benefit) for
  income taxes                  36,500   (1,746,000)            -   (1,831,000)
                           -----------  -----------   -----------  -----------
Net Loss                   ($1,790,910) ($1,968,052)  ($1,835,260) ($2,064,135)
                           ===========  ===========   ===========  ===========

Per share data:
    Primary                    ($0.20)      ($0.22)       ($0.20)      ($0.23)

Weighted average shares
outstanding                  9,000,000    9,000,000      9,000,000   9,000,000

     See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31,
                            (UNAUDITED)

                                         1996         1995
                                     -----------  -----------
Cash provided by (used in) operating
  activities                            $493,841    ($561,827)
                                     -----------  -----------
Cash flows from investing activities:
  Acquisition of property and
    equipment                          (858,574)    (173,761)
  Decrease in sundry receivable       1,070,435            -
  Redemption of investment in
    marketable securities               866,878    1,254,477
                                     ----------   ----------
Net cash provided by investing
  activities                          1,078,739    1,080,716
                                     ----------   ----------
Cash flows from financing activities:
  Principal payments on mortgage        (15,000)           -
                                     ----------   ----------
Net cash used in financing
  activities                            (15,000)           -
                                     ----------   ----------
Net increase in cash                  1,557,580      518,889
Cash - beginning of period            2,023,992    2,072,856
                                     ----------   ----------
Cash - end of period                 $3,581,572   $2,591,745
                                     ==========   ==========

Non-cash financing transactions:
In August 1996, the Company acquired real property which is financed by a $900,000 mortgage loan.



     See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)

                         DECEMBER 31, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997.
For further information, refer to the financial statements and footnotes thereto included in the DualStar Technologies Corporation and Subsidiaries' annual report for the fiscal year ended June 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

This report contains forward-looking statements concerning DualStar Technologies Corporation and Subsidiaries (the "Company"). Such statements are subject to certain risks and uncertainties, including, but not limited to, substantial and increasing competition in the Company's core businesses, the Company's entry into new lines of business, the evolving market for the Company's emerging businesses, general economic conditions in the New York Tri-State area, dependence upon major customers, acceptance by customers of new services, potential liability and possible insufficiency of insurance, entry into new geographic markets, additional substantial capital requirements of the emerging businesses, dependence upon a small number of key executives, dependence upon internal expansion, stock market listing requirements, and current labor conditions. Readers are urged to carefully review and consider the above risks and uncertainties, as well as other disclosures made by the Company in its periodic reports on Forms 10-K, 10-Q and 8-K which have been filed, or will be filed, with the Securities and Exchange Commission. Such disclosures attempt to advise interested parties of the factors affecting the Company's business.

Liquidity and Sources of Capital

Cash provided by operations was $494,000 for the six-month period ended December 31, 1996 as compared to cash used by operations of $562,000 in the comparable period in 1995. The Company's working capital at December 31, 1996 decreased by $2,627,000 from June 30, 1996. The decrease was due to capital expenditures associated with the purchase and refurbishment of new corporate headquarters and the Company's net loss for the six-month period ended December 31, 1996. Future operations may require additional working capital. There can be no assurance that the Company will be able to obtain such capital on terms satisfactory to it.

Results of Operations

Contract revenues increased 47.3% in the three-month period ended December 31, 1996 to $23.0 million, up approximately $7,375,000 from the comparable period in 1995. For the six-month period ended December 31, 1996, contract revenues were $39.7 million, approximately $9,080,000 or 29.7% higher than the same period in 1995. These increases were due primarily to the revenue generated by the Company's new subsidiaries.

Gross profit decreased approximately $2,011,000 or 81.4% in the three-month period ended December 31, 1996, and $1,691,000 or 42.4% in the six-month period ended December 31, 1996. In addition, the gross profit margins were 2.0% and 5.8% for the three- and six-month periods ended December 31, 1996, respectively, as compared to 15.8% and 13.0% for the same period in 1995. The decreases were attributable primarily to labor overruns on certain jobs by the Company's mechanical contracting businesses. In addition, there has been substantial and increasing competition in these businesses, which have compressed job profit margins.

General and administrative expenses increased $123,000 or 5.9% in the three-month period ended December 31, 1996, and $342,000 or 9.0% in the six-month period ended December 31, 1996, as compared to the same periods in 1995. The increase was due primarily to the continued growth of the Company's new subsidiaries.

Net loss was approximately $1,787,000 in the three-month period ended December 31, 1996 as compared to a net loss of $1,968,000 in the comparable period in 1995. A net loss of approximately $1,832,000 was incurred for the six-month period ended December 31, 1996 as compared to a net loss of $2,064,000 for the same period in 1995. The net losses in 1996 were attributable primarily to the above factors. The net losses in 1995 were attributable primarily to the costs incurred in connection with the joint venture that performed services on the Lincoln Square project.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On November 13, 1996, the Company held the 1996 Annual Meeting of
Stockholders of DualStar Technologies Corporation. At this meeting, the Company's Board of Directors submitted proposals to the stockholders to elect seven new directors and ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 7,397,020 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 9,000,000 shares issued and outstanding.

Proposal No. 1 - Election of Directors. Seven nominees, Gregory Cuneo, Gary DeLuca, Stephen J. Drescher, Ronald Fregara, Armando Spaziani, Elven M. Tangel and Stephen J. Yager, were submitted to the stockholders. The nominations of Messrs. Cuneo, DeLuca, Drescher, Fregara, Spaziani, Tangel and Yager to serve as directors for a one-year term were approved by the stockholders. 7,246,170 shares voted for the proposal, 150,850 shares voted against the proposal and 1,602,980 shares unvoted, with no votes abstained.

Proposal No. 2 - Ratification of the Appointment of Auditors. The appointment of the accounting firm of Grant Thornton LLP was approved by the stockholders. 7,325,209 shares voted in favor of the proposal, 46,061 shares voted against the proposal, 25,750 shares abstained from voting and 1,602,980 shares unvoted.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended December 31, 1996.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DualStar Technologies Corporation


Date   February 13, 1997             By: GREGORY CUNEO
                                         Gregory Cuneo
                                         President and Chief Executive Officer


Date   February 13, 1997            By:  ROBERT J. BIRNBACH
                                         Robert J. Birnbach
                                         Vice President and Chief Financial
                                         Officer