Form 10-Q
period 1997-03-31
DUALSTAR TECHNOLOGIES CORP
filed 1997-05-15
CIK 929546

Securities and Exchange Commission
                                      Washington, D.C. 20549

                                             Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1997.
or
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

     Common Stock, $.01 Par Value --- 9,000,000 shares as of May 12, 1997

                                  Index

                       DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31, 1997 and June 30, 1996

           Condensed consolidated statements of operations - Three and nine months ended March 31, 1997 and 1996

           Condensed consolidated statements of cash flows - Nine months ended March 31, 1997 and 1996

           Notes to condensed consolidated financial statements - March
           31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                 March 31,       June 30,
                                 1997            1996
                                 (unaudited)
ASSETS
Current assets:
     Cash                        $2,129,359      $2,023,992
     Marketable securities           43,151         910,029
     Contracts receivable, net   14,849,345      13,220,282
     Retainage receivable         4,063,954       4,547,101
     Costs and estimated
       earnings in excess of
       billings on uncomplted
       contracts                  2,725,132       2,763,051
     Income taxes receivable        243,015       1,225,532
     Deferred tax asset -
       current                      178,000         178,000
     Prepaid expenses and sundry
       receivable                   688,261       1,281,850
                                ------------    ------------
Total current assets             24,920,217      26,149,837

Property and equipment, net       2,579,225       1,054,010

Other assets:
     Deferred tax asset -
       long-term                    924,000         924,000
     Deferred charge                857,532               -
     Other                          172,128         253,633
                                ------------    ------------
                                $29,453,102     $28,381,480
                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable          $16,146,049     $11,015,924
      Billings in excess of
        costs and estimated
        earnings on uncomplted
        contracts                  2,552,404      3,477,465
      Accrued expenses and other
        liabilities                3,897,094      2,565,102
                                 ------------   ------------
Total current liabilities         22,595,547     17,058,491

Mortgage payable - long-term         828,750              -

Contingencies

Shareholders' equity:
      Common stock                    90,000         90,000
      Additional paid-in capital   4,995,836     14,995,836
      Deficit                     (9,057,031)    (3,762,847)
                                 ------------   ------------
                                 $29,453,102    $28,381,480
                                 ============   ============

See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                               For the Three Months         For the Nine Months
                               Ended March 31,              Ended March 31,
                               1997          1996           1997          1996

Contract revenues earned       $19,787,495   $20,343,115    $59,449,280   $50,924,879
Cost of revenues earned         20,983,704    18,302,912     58,352,413    44,900,705
                               ------------  ------------   ------------  ------------
Gross (loss) profit             (1,196,209)    2,040,203      1,096,867     6,024,174
General and administrative
  expenses                       2,604,465     2,178,596      6,732,801     5,961,274
Costs incurred in connection
  with joint venture                     -             -              -     4,096,428
                               ------------  ------------    -----------  ------------
Loss before benefit for
  income taxes                  (3,800,674)     (138,393)    (5,635,934)    (4,033,528)
Benefit for income taxes                 -       (46,933)             -     (1,877,933)
                               ------------  ------------    ------------  ------------
Net loss                       ($3,800,674)     ($91,460)    ($5,635,934)  ($2,155,595)
                               ============  ============    ============  ============



Per share data:
    Primary                         ($0.42)       ($0.01)         ($0.63)        ($0.24)

Weighted average shares
outstanding                       9,000,000     9,000,000       9,000,000      9,000,000


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)

<S
                                         1997          1996

Cash provided by (used in) operating
  activities                             $237,498      ($1,550,345)
                                      ------------     ------------
Cash flows from investing activities:
  Acquisition of property and
    equipment                           (1,181,701)       (320,655)
  Decrease in sundry receivable          1,070,435               -
  Increase in deferred charges            (861,493)              -
  Redemption of investment in
    marketable securities                  866,878       4,107,684
                                       ------------    ------------
  Net cash provided by (used in)
    investing activities                  (105,881)      3,787,029

Cash flows from financing activities:
  Principal payments on mortgage           (26,250)              -
                                      -------------    ------------
  Net cash used in financing
    activities                             (26,250)              -
                                      -------------    ------------
Net increase in cash                       105,367       2,236,684
Cash - beginning of period               2,023,992       2,072,856
                                      -------------    ------------
Cash - end of period                    $2,129,359      $4,309,540
                                      =============    ============


Non-cash financing transactions:
In August 1996, the Company acquired real property which is financed by a $900,000 mortgage loan.


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


MARCH 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the DualStar Technologies Corporation and Subsidiaries' annual report for the fiscal year ended June 30, 1996.

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

Liquidity and Sources of Capital

Cash provided by operations was $237,000 for the nine-month period ended March 31, 1997 as compared to cash used by operations of $1.6 million in the comparable period in 1996. The Company's working capital at March 31, 1997 decreased by $6.8 million from June 30, 1996. The decrease was due to capital expenditures associated with the purchase and refurbishment of new corporate headquarters and the Company's net loss for the nine-month period ended March 31, 1997. Future operations may require additional working capital. There can be no assurance that the Company will be able to obtain such capital on terms satisfactory to it.

Results of Operations

Contract revenues decreased 2.7% in the three-month period ended March 31, 1997 to $19.8 million, down $556,000 from the comparable period in 1996. The decrease was due primarily to the Company either completing or beginning a few large contracts. Since such revenue streams typically peak during the middle of a project, this depressed contract revenues during this period. For the nine-month period ended March 31, 1997, contract revenues were $59.4 million, which were $8.5 million or 16.7% higher than the same period in 1996. This increase was due primarily to the revenues generated by the Company's new subsidiaries.

Gross (loss) was ($1.2) million or (6.0%) for the three-month period ended March 31, 1997, compared to gross profit of $2.0 million or 10.0% for the comparable period in 1996. Gross profit decreased by $4.9 million or 81.8% in the nine-month period ended March 31, 1997 from the comparable period in 1996. In addition, the gross profit margins were 1.8% for the nine-month period ended March 31, 1997, as compared to 11.8% for the same period in 1996. The decreases were attributable primarily to cost overruns on the Visy Paper and Mount Sinai Hospital projects by the Company's mechanical contracting business. In addition, there has been substantial and increasing competition in this business, which has compressed job profit margins. In an effort to stay competitive in its market place, the mechanical contracting subsidiary has restructured its engineering, drafting and project management departments.

For the three-month period ended March 31, 1997, the Visy Paper and Mount Sinai Hospital projects accounted for $3.7 million of contract revenues and $6.0 million of costs of revenues. Excluding these projects, contract revenues were $16.1 million and gross profit was $1.1 million or 6.8% for the three-month period. For the nine-month period ended March 31, 1997, the Visy Paper and Mount Sinai Hospital projects accounted for $11.4 million of contract revenues and $13.5 million of costs of revenues.
Excluding these two projects, contracts revenues were $48.0 million and gross profit was $3.2 million or 6.7% for the nine-month period.

For the three-month period ended March 31,1997, the Company's new subsidiaries accounted for $5.7 million of revenues and had gross profit of $644,000 or 11.3%. For the nine-month period ended March 31, 1997, the new subsidiaries accounted for $16.5 million of revenues and had gross profit of $1.5 million or 9.1%.

General and administrative expenses increased $426,000 or 19.5% in the three-month period ended March 31, 1997, and $772,000 or 12.9% in the nine-month period ended March 31, 1997, as compared to the same periods in 1996. The increase in the three-month period was due primarily to the write-off of leasehold improvements abandoned by the Company due to the relocation of the Company's headquarters. The increase in the nine-month period was due primarily to the leasehold improvement write-off and costs associated with the continued growth of the Company's new subsidiaries. For the three- and nine-month periods ended March 31, 1997, the new subsidiaries accounted for $899,000 and $1.4 million of general and administrative expenses respectively. In an effort to reduce overhead, the Company has begun to implement several cost reduction programs, including the centralization and consolidation of the accounting and administrative functions.

Net loss was approximately $3.8 million in the three-month period ended March 31, 1997 as compared to a net loss of $91,000 in the comparable period in 1996. A net loss of approximately $5.6 million was incurred for the nine-month period ended March 31, 1997, as compared to a net loss of $2.2 million for the same period in 1996. The net losses in 1997 were attributable primarily to the above factors. The net losses in 1996 were attributable primarily to the costs incurred in connection with the joint venture that performed services on the Lincoln Square project.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended March 31, 1997.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DualStar Technologies Corporation


Date May 15, 1997            By: GREGORY CUNEO
                                 Gregory Cuneo
                                 President and Chief Executive Officer


Date May 15, 1997            By: ROBERT J. BIRNBACH
                                 Robert J. Birnbach
                                 Vice President and Chief Financial Officer