Form 10-K
period 1997-06-30
DUALSTAR TECHNOLOGIES CORP
filed 1997-10-14
CIK 929546

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1997

                                      or

[  ]  Transition Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

For the transition period from ____________ to __________

Commission file number 0-25552

                       DualStar Technologies Corporation
            (Exact name of registrant as specified in its charter)


             Delaware                           13-3776834
    (State or other jurisdiction of           (IRS Employer
     incorporation or organization)         Identification No.)


 11-30 47th Avenue, Long Island City, New York        11101
   (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (718) 340-6655

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

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 11, 1997 was $11,622,000, based upon the closing price ($1.69) for such Common Stock on such date.

                  The number of shares outstanding of Registrant's Common Stock, as of September 11, 1997, was 9,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  The following document is incorporated by reference in the respective Part of this Form 10-K noted below:

                  1. Registrant's definitive Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 12, 1997, is incorporated by reference in Part III hereof.

                                    PART I

ITEM 1 - BUSINESS

                  (a)  General Development of Business.

                  DualStar Technologies Corporation ("DualStar") was incorporated in the State of Delaware on June 17, 1994. In August, 1994, DualStar acquired Centrifugal Associates, Inc., ("Associates"), Centrifugal Service, Inc., ("Service") and Mechanical Associates, Inc., ("Mechanical") in an exchange of securities, and Associates, Service, and Mechanical each became wholly owned subsidiaries of DualStar. Associates began operations in 1964, Mechanical in 1989, and Service in 1992.

                  DualStar formed Trident Mechanical Systems, Inc., ("Trident") and The Automation Group, Inc., ("TAG") in May of 1995. DualStar formed Property Control, Inc., ("PCI") and Centrifugal/Mechanical Associates, Inc., ("CMA") in June of 1995. DualStar formed High-Rise Electric, Inc., ("High-Rise") in July of 1995. DualStar formed Grace Systems Technologies, Inc., ("Grace") and DualStar Communications, Inc., ("DCI") in February of 1996. DualStar formed Integrated Controls Enterprises, Inc., ("ICE") in August 1996.(DualStar, Associates, Mechanical, Service, Trident, TAG, PCI, CMA, High-Rise, Grace, DCI and ICE are hereinafter collectively referred to as the "Company.") Each subsidiary is a wholly owned subsidiary of DualStar, except that CMA is owned 50% by Associates and 50% by Mechanical.

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

                  High-Rise designs and installs sophisticated electrical systems for newly constructed residential high-rise buildings. Some of the work performed by High-Rise (e.g., installation of control wiring) was previously subcontracted by the Company to other non-DualStar companies.

                  Trident provides medium-sized institutions, and commercial buildings and tenants with heating, ventilation and air conditioning ("HVAC") systems, generally pursuant to contracts valued at less than $1 million. In addition, Trident provides HVAC service and maintenance.

                  TAG provides network administration, performs system and application programming, directs advanced technologies, and delivers interactive services to its clients and the Company.

                  Grace develops and maintains sophisticated security, video intercom, communications, fire/smoke alarm and building control systems for high-rise buildings and businesses.

                  DCI designs and installs state-of-the-art information technology infrastructure in high-rise buildings and provides services (e.g., telephone, cable tv and Internet) that utilize such infrastructure.

                  ICE supplies, installs and services facility management, building automation, and commercial temperature control systems. In general, ICE acts as a subcontractor to mechanical subcontractors, including those of the Company. ICE also works directly for real property owners and general contractors.

                  PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., ownership and maintenance of real property. PCI will also monitor supplies among the Company's divisions, and will be responsible for keeping all DualStar facilities in compliance with OSHA regulations.

                  CMA acts as a common paymaster for Mechanical, Associates and Service in order to facilitate the utilization of employees covered by collective bargaining agreements.

                  (d)  Recent Developments.

                  The Company has recently received an unsolicited expression of interest in acquiring DualStar's mechanical businesses. Preliminary discussions have occurred in connection with this expression of interest and the Company is considering whether such a sale would be in the long term best interests of the stockholders. No agreement as to price or structure has been reached and there can be no assurance that such an agreement can be reached or that, if reached, that such a transaction can be successfully consummated.

                  Major Customers. The Company's customers, which are concentrated in the New York Tri-State area, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, state and local governmental agencies, and subcontractors. For the year ended June 30, 1997, revenue derived from four customers (Lehrer McGovern Bovis, Inc., Visy Papers (NY) Inc., HRH Construction Corp. and Gotham Construction Corp.) amounted to approximately 25%, 16%, 13% and 7%, respectively. For the year ended June 30, 1996, revenue derived from five customers (Lehrer McGovern Bovis, Inc., Morse Diesel International, Inc., HRH Construction Corp., Gotham Construction Corp. and Morgan Guaranty Trust Co. of
NY) amounted to approximately 33%, 18%, 15%, 6% and 6%, respectively.

                  Manufacturing. The Company's production and engineering facilities are capable of fabricating and assembling mechanical and electromechanical systems and subsystems. The Company maintains a comprehensive engineering test and inspection program to ensure that all systems meet exacting customer requirements for performance and quality workmanship. In addition, pipe fabrication and machine shops allow for the manufacture of both prototype and production hardware. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from outside manufacturers, distributors and service organizations.

                  Marketing and Sales. For Associates, Mechanical, Service and High-Rise, the Company's marketing strategy has focused on cultivating long-term relationships with developers, mechanical and electrical engineers and general contractors. As a result of its limited and focused target market, the Company's marketing efforts rely primarily on direct sales efforts (including engineering presentations) which emphasize the Company's quality control and value engineering. The relatively high dollar value of each contract (approximately $5 million, except for Service's contracts which are generally less than $1 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts typically lasts approximately 90 days. Sales activities are handled by a combination of direct sales personnel and independent sales representatives, who may also sell products of the Company's competitors. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes frequent interaction between the direct sales staff, its independent sales representatives and the buyer throughout the selling process.

                  Trident's marketing strategy has focused on the solicitation of property owners, general contractors, commercial tenants and property management companies. TAG's, Grace's and DCI's strategy has been to provide the Company's existing clients with services and products not previously offered by the Company. ICE solicits property owners, general contractors, and mechanical contractors in addition to serving the mechanical subsidiaries of DualStar.

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

                  At fiscal year ending June 30, 1997, the Company's backlog was approximately $78 million as contrasted with approximately $41 million at June 30, 1996. The Company believes that most of its backlog at June 30, 1997 will be completed prior to December 31, 1998, but no assurances can be given with respect thereto. In general, backlog represents the total value of unbilled revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

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

                  Patent, Trademark, Servicemark, Copyright and Proprietary Rights. Currently, the Company has six trademark applications (DualStar, DualStar Technologies, CyberBuilding, Building Area Network, CyberView and CyberScraper) and seven servicemark applications (DualStar, DualStar Technologies, DualStar Communications, CyberBuilding, CyberBuilders, CyberCierge and CyberScraper) pending with the U.S. Patent & Trademark Office

("USPTO"). One servicemark (Global Hiring Hall) was registered with the USPTO on July 29, 1997. The Company has not made any patent or copyright applications. The Company may file patent or copyright applications, or additional trademark or servicemark applications, relating to certain of the Company's mechanical, electrical, electronic and control, environmental, information technology and telecommunication products and services. Nevertheless, if patents are issued, or trademarks, servicemarks or copyrights are registered, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks, servicemarks or copyrights or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce their proprietary rights. Failure of any future or existing patents, trademark, servicemark and copyright applications may have a material adverse impact on the Company's business since the Company may not otherwise be able to protect the proprietary or trade secret aspects of its business and operations, thereby diluting the Company's ability to compete in the marketplace. Except as may be required by the filing of patent, trademark, servicemark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets.
Such steps may include the execution of nondisclosure agreements by key
Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There can be no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

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

                  Potential Liability and Insurance. The Company's operations involve mechanical, electrical, electronic and control, environmental, information technology and telecommunications infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company therefore is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains up to $11 million of general liability insurance (in the aggregate) covering damages resulting from negligent acts in rendering or failing to render its services. The policy, however, does not include coverage for comprehensive environmental impairment which may be caused by the Company's actions.

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

                  In both the private and public sectors, the Company, acting either as a prime contractor or as a subcontractor, occasionally joins with other firms to form a team that competes for contracts by submitting a jointly prepared proposal. Because a team of firms will usually offer a stronger set of qualifications than any single firm, teaming arrangements are sometimes advantageous to the Company's success. These teaming relationships, however, generate risk to the Company in the event that a non-DualStar team member experiences financial difficulty or is otherwise unable to fulfill its responsibilities on the project. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams. Moreover, each DualStar subsidiary may market its services independently, with the potential to offer in concert with other DualStar subsidiaries, comprehensive and complementary services on multi-million dollar construction projects.

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

                  Employees. As of June 30, 1997, the Company employed 294 employees, including the five founding officers of the Company, all of whom are full-time employees. Of these full-time employees, 19 are engaged in administration and finance, 258 in manufacturing, engineering and production, 14 in marketing and sales, and 3 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

                  Biographical information, including the age, position held with the Company, term of office as officer, employment during the past five years, and certain other directorships is set forth below for each officer of the Company who does not serve on the Board of Directors:

                  Robert Birnbach, 32, Vice President and Chief Financial Officer (since December 1996); and Director of Corporate Development (from August 1994 to December 1996) of the Corporation; Coopers & Lybrand (from 1991 to August 1994).

                  Joseph C. Chan, 36, Vice President and Chief Accounting Officer (since December 1996); and Controller (from November 1994 to December
1996) of the Corporation; Konigsberg, Wolf & Co., P.C. (from October 1987 to November 1994).

                  The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employee could have a material adverse impact on the Company. The Company has never experienced a work stoppage and approximately 225 of its employees are represented by a labor organization. Management of the Company believes that its relationship with its employees is good.

                      NOTE ON FORWARD-LOOKING STATEMENTS

                  When used in reports filed with the Securities and Exchange Commission and in other communications by DualStar Technologies Corporation (the "Company"), the words "believes," "anticipates," "expects" and similar expressions are intended to identify in certain circumstances forwardlooking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks discussed in the "Risk Factors" set forth below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward looking statements. The Company also undertakes no obligation to update forward-looking statements.


                                 RISK FACTORS

                  AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED ONLY BY INVESTORS WHO CAN AFFORD THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE INVESTING IN THE COMPANY'S SECURITIES. SEE ALSO "NOTE ON FORWARD-LOOKING STATEMENTS."

Limited Operating History; Operating Losses and Negative Cash Flow from
Operations

                  Although certain of the Company's subsidiaries have conducted operations for a considerable period, the Company began operations in August 1994 and has only a limited operating history upon which investors may base an evaluation of its performance. The Company has incurred significant operating losses during the period of its operation. The Company experienced losses of approximately $6.5 million and $3.8 million in the years ended June 30, 1997 and 1996, respectively. The Company also has experienced significant increases in expenses associated with its becoming a public company and with the development and expansion of its businesses. There can be no assurance that the Company will achieve or sustain profitability or positive cash flows from future operations. If the Company is not able to achieve profitability or positive cash flow, it may not be able to meet its working capital requirements which could have a material adverse effect on the Company. See "Significant Capital Requirements."

No Assurance of Future Profitability or Payment of Dividends

                  No assurance can be given that the future operations of the Company will be profitable. Should the future operations of the Company be profitable, it is likely that the Company would retain much or all of its earnings in order to finance future growth and expansion. As a result, the Company does not presently intend to pay dividends and it is not likely that any dividends will be paid in the foreseeable future.

Significant Capital Requirements

                  The Company experienced losses of approximately $6.5 million and $3.8 million in the years ended June 30, 1997 and 1996, respectively. The Company also had a reduction of working capital of approximately $8.8 million for the year ended June 30, 1997. The Company is considering the consolidation, close-out or sale of certain subsidiaries in order to improve working capital and profitability. Also, in addition to performing on existing backlog, the Company is implementing a marketing plan to emphasize those contracts which return higher margins than the Company has experienced overall in the past two years. The Company's mechanical contracting business is also reorganizing its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the plans, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In addition, in the event that additional working capital becomes necessary to fund current operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

Substantial and Increasing Competition

                  Mechanical and electrical contracting, which represent the Company's core businesses, involve rapid technological change and are characterized by intense and substantial competition. As a result of the increasing competition in those areas, the bidding process whereby the Company seeks to obtain new contracts has also become more competitive and the profit margins capable of being achieved through such contracts have continued to compress.

                  Also as a result of this increasing competition, the Company has sought to expand its core businesses into markets outside of the New York metropolitan area. There can be no assurance that the Company will be able to successfully compete in these new markets.

                  The Company is also entering new areas of business such as the telecommunications field in which it has limited prior experience. See "Entry into New Lines of Business." In entering these new fields, the Company will encounter substantial competition from companies that are substantially larger and have substantially greater financial, marketing and technical resources and greater name recognition than the Company and which are established providers of these services. There can be no assurance that the Company, with its more limited resources and experience, will be able to successfully compete in these new fields.

Dependence upon Internal Expansion rather than through Acquisitions.

                  The Company's present intention is to expand its new lines of business through internal growth rather than by acquisition. The Company has implemented this strategy by establishing eight new subsidiaries over the last two and a half years with the intent that each subsidiary is to focus on a different line of business. See "Narrative Description of Business." This strategy necessarily involves an investment by the Company in the costs associated with establishing these new companies and financing the start up of their operations without the benefit of an established customer base or the assurance that the anticipated revenues will be generated. Although some of these new subsidiaries are operating at a profit, there can be no assurance that they will continue to operate at a profit, or that the other new subsidiaries will be able to operate at a profit.

Entry into New Lines of Business

                  The Company's business plan contemplates the entry into new lines of business such as telecommunications services in which the Company and its management have limited experience. Due to continued and increasing competitive pressures in the Company's core businesses, management of the Company believes that the future success of the Company will be dependent, to a significant extent, upon its ability to successfully enter these new lines of business. Entry by the Company into these new lines of business are likely to involve significant expenditures by the Company of its resources. In entering these new lines of business, the Company will be competing against other companies with substantially greater financial, marketing and technical resources and greater name recognition and experience than the Company.
There can be no assurance that the Company will be able to successfully enter these new lines of business.

                  The telecommunications business in particular is highly competitive. The Company faces intense competition from local exchange carriers, including the regional bell operating companies which currently dominate their local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. The long distance market is dominated by three major competitors, AT&T, MCI and Sprint. Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company may include cable television companies, competitive access providers, Internet service providers, microwave and satellite carriers and private networks owned by large end users.

                  The Company believes that the Telecommunications Act of 1996, as well as recent transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that the regional bell operating companies permit entities such as the Company to interconnect to the existing telephone network, to purchase, at cost-based rates, access to unbundled network elements, to enjoy dialing parity, to access rights of way and to resell services offered by the incumbent local exchange carriers. However, incumbent local exchange carriers also have new competitive opportunities. For example, the Telecommunications Act removes prior restrictions relating to the provision of long distance service by the regional bell operating companies and also provides them with increased pricing flexibility. Under this legislation, these regional bell operating companies will be able to offer the same one-stop integrated telecommunications services being offered by the Company. If the incumbent local exchange carriers charge alternate providers such as the Company unreasonably high fees for interconnection to the exchange carriers' networks, significantly lower their rates for access and private line services or offer significant volume and term discount pricing options to their customers, the Company may be at a competitive disadvantage.

Dependence on Major Customers

                  The Company's customers include various state and local government agencies, hospitals, hotels, insurance companies, securities exchanges and contractors. For the year ended June 30, 1997, revenues derived from four customers (Lehrer McGovern Bovis, Inc., Visy Papers (NY) Inc., HRH Construction Corp. and Gotham Construction Corp.) amounted to approximately 25%, 16%, 13% and 7%, respectively. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

Dependence on Management

                  The Company's business is dependent upon a small number of key executives. The loss of the services of key executives or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company.

Potential Liability and Possible Insufficiency of Insurance

                  The Company's operations involve the mechanical, electronic and control, environmental, electrical and information services and solutions for major commercial, institutional and residential facilities. The Company is therefore exposed to a significant risk of liability for damage and personal injury. A material adverse effect on the Company's financial condition may result in the event that it experiences an uninsured or underinsured claim.

Changes to Nasdaq Listing Requirements

                  On August 22, 1997, the Securities and Exchange Commission approved the Nasdaq Stock Market's changes to the entry standards and maintenance standards necessary to qualify for listing on both the Nasdaq National Market (the "National Market") and the Nasdaq SmallCap Market (the "SmallCap Market"). Although, as of the balance sheet date, the Company met the new maintenance standards, there can be no assurance that the Company will be able to maintain such criteria in the future.

Delisting of Securities to Adversely Affect Market

                  In the event that the Company's securities were to no longer meet applicable Nasdaq requirements and were delisted from Nasdaq, the Company would attempt to have its securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." In such event, holders of the Company's securities would likely encounter greater difficulty in disposing of these securities and/or in obtaining accurate quotations as to the prices of the Company's securities.

Environmental Risk Factors

                  Substantial environmental laws have been enacted in the United States and in New York in response to public concern over environmental deterioration. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes that under the leadership of the current federal administration there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information, knowledge and belief, it is in compliance with all material federal, state and local laws and regulations governing its operations. See "Business-Regulation."

ITEM 2 - PROPERTIES

                  The Company leases approximately 5,000 square feet of manufacturing and office space, on a month-to-month basis, at 141

47th Street, Brooklyn, New York 11232. In August 1996, the Company acquired real property, which includes a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The Company believes that the productive use of its current facilities represents approximately 65 percent of capacity. Total rental expense for the Company for recent periods is as follows:

         Period                                            Expense
         ------                                            -------

Year ended June 30, 1997                                  $124,000
Year ended June 30, 1996                                  $164,000


ITEM 3 - LEGAL PROCEEDINGS

                  On September 29, 1997, Associates filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK"), Donald Kopec and Al Walker for breach of contract in the amount of $4.1 million.

                  Associates was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and DAK, Associates' co-venturer, was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Associates. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

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

Management was of the opinion that there was substantial doubt as to the collectibility of such receivable or additional costs.

                  Based on these developments, the Company wrote off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project. As of June 30, 1996, all of the known claims and liens were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled.

                  The Company has instituted the foregoing claim in an attempt to recover such costs.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.

                               PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                  The Company's Common Stock and Class A Warrants are traded on the Nasdaq National Market System under the symbols DSTR and DSTRW, respectively. Set forth below are the high and low sales prices for the Common Stock of the Company for fiscal year 1996 and for fiscal year 1997.

Fiscal 1996                          High                     Low
-----------                          ----                     ---

First Quarter                       $ 5 1/2               $ 2  3/8
Second Quarter                      $ 3 1/2               $   13/16
Third Quarter                       $ 1 7/8               $   13/16
Fourth Quarter                      $ 1 5/16              $   15/16

Fiscal 1997                          High                     Low
-----------                          ----                     ---

First Quarter                       $ 1 5/32              $    9/16
Second Quarter                      $ 1 3/16              $   11/32
Third Quarter                       $  15/16              $   15/32
Fourth Quarter                      $ 1                   $   15/32

                  As of September 19, 1997, there were approximately 132 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA(1)



                                                      Year Ended        Nine months             Year ended
                                                     September 30,     ended June 30,            June 30,
                                                     -------------  ------------------  ---------------------------
                                                         1993        1993       1994      1995       1996      1997
                                                       --------    --------   --------  --------   --------   -----

Statement of Operations Data:

                  Contract revenue                     $38,032      $27,001    $29,167   $65,126    $66,232   $73,618

                  (Loss) earnings from                     760          336        847     1,280     (5,769)   (6,468)
                    operations

                  Net (loss) income                                                           11     (3,774)   (6,512)

                  Pro forma net income(2)                  411          181        457

                  Cash dividends(3)                         91           68        230       600          --       --

                  Net loss per common share                                                   --     ($0.42)  ($0.72)

                  Pro forma net income per               $0.09        $0.04     $0.10
                    common share(4)

                  Supplemental pro forma net             $0.10        $0.05     $0.10
                    income per common share(5)




                                          September 30,                                        June 30,
                                          -------------           -----------------------------------------------------------
                                              1993                  1994             1995              1996             1997
                                           ----------             ---------       ----------        ----------         ------

Balance Sheet Data:

      Working capital                            $1,570            $2,190          $13,955            $9,091             263

      Total assets                               11,783            15,345           29,275            28,381          26,577

      Shareholders' equity                        2,307             2,957           15,097            11,323           4,811




(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 1997, 1996 and 1995 and combined historical data from the wholly owned subsidiaries for the year ended September 30, 1993 and the nine months ended June 30, 1993 and 1994. Information for the September 30 year-end period includes the similar year ended December 31 of Mechanical Associates, Inc., a subsidiary. As a result, Mechanical's fourth quarter 1993 results are included in both the 1993 annual data and the 1994 interim data. Included in both periods are contract revenues of approximately $2,583,000, earnings from operations of approximately $144,000, pro forma net income of approximately $78,000, and pro forma net income per common share of $.02.

(2) Pro forma income reflects the historical combined net income, adjusted for pro forma income taxes. Pro forma income taxes reflect an additional provision for income taxes at the effective statutory federal and New York State tax rate applied to the Company's financial statement income in each period. This will result in an overall effective income tax rate of approximately 47% for all periods.

(3) The Company's subsidiaries had historically paid cash dividends to their shareholders for the purpose of funding the income taxes on S Corporation taxable income which were paid personally by the shareholders. In connection with the revocation of the S Corporation status of the Company's subsidiaries, effective August 1, 1994, the subsidiaries declared dividend distributions in the aggregate of $600,000. Other than the foregoing, the Company does not anticipate the declaration or payment of cash dividends in the foreseeable future.

(4) Pro forma income per share was calculated based upon the outstanding shares of DualStar after the merger with Centrifugal and Mechanical.

(5) Supplemental pro forma income per share attributable to the impact of assuming 857,000 shares of additional common stock are outstanding and the proceeds from those shares being used to retire $3,000,000 of debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL

                  DualStar Technologies Corporation, incorporated in the State of Delaware on June 17, 1994, through its wholly owned subsidiaries provides comprehensive, integrated mechanical, electrical, electronic and control, environmental, information technology and telecommunication services and solutions to a wide range of customers primarily in the New York Tri-State area.

                  During fiscal 1997, in addition to the ten existing wholly owned subsidiaries, DualStar Technologies formed a new wholly owned subsidiary, Integrated Controls Enterprises, Inc., which acts as a provider and installer of automated temperature control systems. DualStar Technologies and its wholly owned subsidiaries are hereafter referred to as the "Company".

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

                  Cash balances at June 30, 1997 and 1996 were approximately $1,111,000 and $2,024,000, respectively. The Company's operations used approximately $993,000 and $3,419,000 of cash during fiscal 1997 and fiscal 1996 respectively. Further, during fiscal 1997 the Company acquired capital assets of approximately $1,629,000, which included the acquisition and improvements of real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its operations. The cost of the real property was approximately $1,109,000 of which $900,000 was financed by a ten-year mortgage loan; in addition, the Company invested approximately $1,085,000 in renovation of the real property. Furthermore, the Company invested approximately $498,000, of which $431,000 was financed by a capital lease in telephone switch systems for two high-rise buildings in return for long-term rights to provide telephone, cable TV and high-speed Internet services to the buildings' residents.

                  During fiscal 1996, the Company acquired capital assets of approximately $503,000, substantially all of which represented investment in computer hardware and software.

                  During fiscal 1997, the Company repaid approximately $41,000 of the mortgage payable. As of June 30, 1997, in addition to ordinary trade accounts payable, the Company had a mortgage payable of approximately $859,000, of which $45,000 was classified as current liabilities.

                  The Company experienced losses of approximately $6.5 million and $3.8 million in the years ended June 30, 1997 and 1996, respectively. The Company also had a reduction of working capital of approximately $8.8 million for the year ended June 30, 1997. The Company is considering the consolidation, close-out or sale of certain subsidiaries in order to improve working capital and profitability. Also, in addition to performing on existing backlog, the Company is implementing a marketing plan to emphasize those contracts which return higher margins than the Company has experienced overall in the past two years. The Company's mechanical contracting business is also reorganizing its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the plans, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In addition, in the event that additional working capital becomes necessary to fund current operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

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

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

                  Revenue increased 11.2% in 1997 to $73.6 million, up $7.4 million from 1996. The increase was due primarily to the revenue generated by the new subsidiaries formed in 1995 and 1996.

                  Gross profit was $2.2 million or 3.0% in 1997, compared to gross profit of $4.8 million or 7.2% in 1996. The decrease in gross profit was attributable primarily to cost overruns on the Visy Paper and the Mount Sinai Medical Center projects by the Company's mechanical contracting business. These projects accounted for $11.8 million of the contract revenues and $13.4 million of costs of revenues. Excluding these projects, contract revenues were $61.8 million and gross profit was $3.8 million or 6.1% in 1997. In addition, there has been substantial and increasing competition in this business, which has compressed job profit margins.

                  Consolidated backlog at June 30, 1997 was approximately $78.1 million, compared to $40.9 million at June 30, 1996. The Company continues to bid on projects of all sizes and bid volume remains active. Opportunities to obtain large projects exist and therefore backlog could substantially increase. However, it is very difficult to predict the nature and timing of large projects upon which the Company has bid and the outcome of the bidding process. Therefore, the Company cannot predict with certainty future contracts and revenue.

                  General and administrative expenses increased by $431,000 or 5.2% in 1997. The increase was due primarily to the abandonment of leasehold improvements of offices that the Company vacated and the increase in revenues. As a percentage of revenue, general and administrative expenses decreased from 12.5% in 1996 to 11.8% in 1997.

                  Before provision for income taxes, loss in 1997 was approximately $6.5 million, of which approximately $735,000 was generated by the new subsidiaries formed in fiscal years 1995 through 1997. Before benefits for income taxes, the Company had a loss of approximately $5.8 million in 1996; however, the new subsidiaries formed in fiscal years 1996 and 1995 showed a profit before taxes of approximately $31,000.


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

                  Consolidated backlog at June 30, 1996 was approximately $40,855,000, compared to $41,303,000 at June 30, 1995.

                  General and administrative expenses increased by $2,695,000 or 48% in 1996, of which approximately $1,808,000 was attributable to the formation and initial growth of the new subsidiaries. Furthermore, approximately $336,000 of the increase was also attributable to increased public reporting requirements following the Company's initial public offering. As a percentage of revenue, general and administrative expenses increased from 9% in 1995 to 13% in 1996.

                  Bad debt in connection with the joint venture amounted to approximately $2,267,000 in 1996. Centrifugal Associates, Inc., a wholly owned subsidiary, was a co-venturer in the joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. The general contractor advanced funds directly to the other co-venturer and later stated that such advances would be deducted from the payments owed to the joint venture for work that Centrifugal Associates, Inc. performed on the project. Management was of the opinion that there was substantial doubt as to the collectibility of such accounts and loans receivable and wrote off the receivable and loan as a bad debt in 1996.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  The information required hereunder with respect to Directors of the Company is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 12, 1997. The information required hereunder with respect to executive officers of the Company is set forth in Note 1 - "Business."

ITEM 11 - EXECUTIVE COMPENSATION

                  The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 12, 1997.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                  The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 12, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required hereunder is incorporated by reference to the caption "Certain Transactions" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 12, 1997.

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

3.2               By-Laws. (1)

4.1               Specimen Copy of Common Stock Certificate. (1)

4.2               Form of Class A Warrant Certificate and Form of Exercise
                  Agreement. (1)

4.3               Form of Class A Warrant Agreement.(1)


4.4 Unit Purchase Option in favor of Daniel Porush, dated July 21, 1995, and Transfer Form from Stratton Oakmont, Inc. to Daniel Porush, dated July 21, 1995.(2)

4.5               DualStar Technologies Corporation 1994 Stock Option Plan.(1)

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

10.9 Agreements between Lehrer McGovern Bovis, Inc. and Centrifugal Associates, Inc., dated August 18, 1992 and September 28, 1992. (1)

10.10 Agreements between Morse Diesel International, Inc. and Centrifugal Associates, Inc., dated June 10, 1993 and November 19, 1990. (1)

10.11 Agreements between HRH Construction Corporation and Mechanical Associates, Inc., dated August 28, 1991, May 14, 1993 and August 5, 1992. (1)

10.12 Agreement with Morse Diesel International, Inc. by Centrifugal Associates, Inc., dated February 13, 1995.(2)

10.13 Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.(3)

10.14 Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20, 1996.(3)

21.1              Subsidiaries of the Registrant.

23.1 Consent of Grant Thornton LLP, dated September 30, 1997, with respect to Form S-8 filing (File No. 33-97708), effective October 3, 1995.

27.1              Financial Data Schedule (electronic filings only).


------------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1996.


(b)               Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c)               Exhibits Required by Item 601 of Regulation S-K

                  The exhibits listed under (a)(2) of this Item 14, are filed with this Report.

(d) Financial Statement Schedules required by Regulation S-X which are excluded from the Company's Annual Report to Shareholders for the fiscal year ended June 30, 1997

                  None.

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

      Notes to Consolidated Financial Statements                 F-9 - F-23

                        REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 1997 and 1996 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


New York, New York
September 30, 1997

              DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                                                  June 30,
                                                                                      -----------------------------------

                                     ASSETS                                                1997                  1996
                                                                                      -------------         -------------
CURRENT ASSETS
    Cash                                                                                $ 1,110,615           $ 2,023,992
    Marketable securities                                                                        --               910,029
    Contracts receivable - net of allowance for doubtful
       accounts of $179,000 in 1997 and $297,000 in 1996                                 15,815,168            13,220,282
    Retainage receivable                                                                  2,863,049             4,547,101
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                                622,951             2,763,051
    Income taxes receivable                                                                      --             1,225,532
    Deferred tax asset - current                                                            178,000               178,000
    Prepaid expenses and sundry receivable                                                  319,942             1,281,850
                                                                                     --------------         -------------

         Total current assets                                                            20,909,725            26,149,837


PROPERTY AND EQUIPMENT - net of accumulated
    depreciation                                                                          3,443,777             1,054,010


OTHER ASSETS
    Deferred tax asset - long-term                                                          924,000               924,000
    Other                                                                                 1,299,254               253,633
                                                                                      -------------        --------------

                                                                                        $26,576,756           $28,381,480
                                                                                        ===========           ===========









The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                                                   June 30,
                                                                                       ----------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                1997                  1996
                                                                                       ------------          ------------
CURRENT LIABILITIES
    Accounts payable                                                                    $15,559,135           $11,015,924
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                               2,741,542             3,477,465
    Accrued expenses and other current liabilities                                        2,346,001             2,565,102
                                                                                       ------------          ------------

         Total current liabilities                                                       20,646,678            17,058,491

MORTGAGE PAYABLE - net of current portion                                                   813,750                    --
OTHER LIABILITIES                                                                           305,005                    --
                                                                                       ------------          ------------

            Total liabilities                                                            21,765,433            17,058,491
                                                                                       ------------          ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - par value, $.01 per share; 25,000,000 shares authorized;
       9,000,000 shares issued
       and outstanding                                                                       90,000                90,000
    Additional paid-in capital                                                           14,995,836            14,995,836
    Deficit                                                                             (10,274,513)           (3,762,847)
                                                                                       -------------        -------------

                                                                                          4,811,323            11,322,989
                                                                                      -------------          ------------

                                                                                        $26,576,756           $28,381,480
                                                                                        ===========           ===========











The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended June 30,





                                                                  1997                   1996                    1995
                                                              ------------           ------------            ------------
Contract revenues earned                                       $73,618,336            $66,232,311             $65,125,796
Cost of revenues earned                                         71,375,515             61,454,959              58,260,462
                                                              ------------           ------------            ------------

       Gross profit                                              2,242,821              4,777,352               6,865,334

General and administrative expenses                              8,710,487              8,279,701               5,585,170
Bad debt in connection with joint venture                               --              2,266,662                      --
                                                              ------------           ------------            ------------

       (Loss) income before provision
         (benefit) for income taxes                             (6,467,666)            (5,769,011)              1,280,164

Provision (benefit) for income taxes
    Current tax provision (benefit)                                 44,000               (977,000)                711,800
    Effect of S Corporation revocation                                  --                     --                 751,000
    Deferred tax benefit                                                --             (1,018,000)               (193,800)
                                                              ------------           ------------            ------------

                                                                    44,000             (1,995,000)              1,269,000
                                                              ------------           ------------            ------------

       NET (LOSS) INCOME                                      $ (6,511,666)          $ (3,774,011)           $     11,164
                                                              =============          =============           ============

Per share data:
    Primary                                                         $(0.72)                $(0.42)               $     --
                                                                    =======                =======               ========

    Weighted average number of common
       shares outstanding                                        9,000,000              9,000,000               6,125,000
                                                               ===========            ===========             ===========








The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   Years ended June 30, 1997, 1996 and 1995






                                                                                             Additional          (Deficit)
                                                                             Common            paid-in            retained
                                                                              stock            capital            earnings
                                                                             -------        -------------       -------------
Balance - June 30, 1994                                                      $20,750        $     232,100        $ 2,704,445

Distributions                                                                     --                   --           (600,000)
Issuance of 2,610,000 shares of common
   stock to acquire subsidiaries' stock                                       26,100            2,081,195         (2,104,445)
Less elimination of subsidiaries' capital                                     (2,850)                  --                 --
Issuance of 4,600,000 shares of common stock                                  46,000           16,054,000                 --
Issuance of stock rights                                                          --                4,000                 --
Initial public offering costs                                                     --           (3,375,459)                --
Net income for the year ended June 30, 1995                                       --                   --              11,164
                                                                             -------        -------------       -------------


Balance - June 30, 1995                                                       90,000           14,995,836             11,164

Net loss for the year ended June 30, 1996                                         --                  --          (3,774,011)
                                                                             -------        -------------       -------------


Balance - June 30, 1996                                                       90,000           14,995,836         (3,762,847)

Net loss for the year ended June 30, 1997                                         --                  --          (6,511,666)
                                                                             -------        -------------       -------------


Balance - June 30, 1997                                                      $90,000          $14,995,836       $(10,274,513)
                                                                             =======        =============       =============












The accompanying notes are an integral part of this statement.

              DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,





                                                                  1997                  1996                   1995
                                                              ------------          -------------          ------------

Cash flows from operating activities
   Net (loss) income                                          $(6,511,666)           $(3,774,011)          $     11,164
   Adjustments to reconcile net (loss) income
     to net cash used in operating activities
       Depreciation                                               689,569                202,947                109,962
       Deferred income taxes                                           --             (1,018,000)              (193,800)
       (Increase) decrease in assets
         Contracts receivable                                  (2,594,886)             2,700,103             (6,912,266)
         Retainage receivable                                   1,684,052               (608,432)            (1,920,198)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                            2,140,100             (2,637,918)             1,396,783
         Income taxes receivable                                1,225,532             (1,225,532)                    --
         Prepaid expenses                                        (108,527)               (73,817)              (105,676)
         Other assets                                          (1,045,621)               134,498                (36,286)
       Increase (decrease) in liabilities
         Accounts payable                                       4,543,211              1,224,812              2,553,495
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                                 (735,923)             1,629,343                451,267
         Accrued expenses and other
            current liabilities                                  (279,081)               942,854                 29,111
         Income taxes payable                                          --               (916,153)               916,053
                                                        ------------------          -------------          ------------

       Net cash used in operating activities                     (993,240)            (3,419,306)            (3,700,391)
                                                        ------------------          -------------          ------------

Cash flows from investing activities
   Proceeds from (investment in)
       marketable securities                                      910,029              4,944,118             (5,800,849)
   Decrease (increase) in sundry receivable                     1,070,435             (1,070,435)                    --
   Capital expenditures                                        (1,628,795)              (503,241)              (449,088)
   Advances from shareholders                                          --                     --                (50,256)
                                                        -------------------      ----------------          ------------

       Net cash provided by (used in)
         investing activities                                     351,669              3,370,442             (6,300,193)
                                                        ------------------          -------------          ------------

              DualStar Technologies Corporation and Subsidiaries

                              Year ended June 30,






                                                                  1997                  1996                  1995
                                                              ------------         --------------        --------------

Cash flows from financing activities
   Repayment of mortgage payable                           $       (41,250)          $         --           $        --
   Payments on capital lease obligations                          (230,556)                    --                    --
   Proceeds from initial public offering                                --                     --            16,100,000
   Initial public offering costs paid                                   --                     --            (3,375,459)
   Repayment of shareholders' loan                                      --                     --            (1,000,000)
   Repayment of bank loan                                               --                     --            (1,000,000)
   Distribution to former shareholders of
     wholly owned subsidiaries                                          --                     --              (600,000)
   Proceeds from stock subscription receivable                          --                     --               250,000
   Proceeds from issuance of stock rights                               --                     --                 4,000
                                                        ------------------     ------------------        --------------

       Net cash (used in) provided by
          financing activities                                    (271,806)                    --            10,378,541
                                                        ------------------     ------------------        --------------

       NET (DECREASE) INCREASE
          IN CASH                                                 (913,377)              (48,864)               377,957

Cash at beginning of year                                        2,023,992              2,072,856             1,694,899
                                                        ------------------     ------------------        --------------

Cash at end of year                                            $ 1,110,615           $  2,023,992          $  2,072,856
                                                        ==================     ==================        ==============

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                 $    90,000           $     44,000          $    268,000
      Income taxes                                                   2,000                994,000               639,000

Non-cash financing transactions:

     In August 1996, the Company acquired real property which is financed by a $900,000 mortgage loan.

     The Company acquired telephone switch systems which are financed by a $119,000 and a $431,000 lease in December 1996 and April 1997 respectively. These leases are classified as capital leases.




The accompanying notes are an integral part of these statements.

              DualStar Technologies Corporation and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Financial Statement Presentation

     DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Associates") and Centrifugal Service, Inc. ("Service") (collectively, "Centrifugal"), and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal and Mechanical in exchange for all of the stock of Centrifugal and Mechanical and these companies became wholly owned subsidiaries of DualStar. In fiscal years 1995 through 1997, DualStar formed eight new wholly owned subsidiaries: Trident Mechanical Systems, Inc., Centrifugal/Mechanical Associates, Inc., The Automation Group, Inc., Property Control, Inc., High-Rise Electric, Inc., Grace Systems Technologies, Inc., DualStar Communications, Inc. and Integrated Controls Enterprises, Inc. In 1995, these new subsidiaries had no significant operations and therefore had no significant impact on the accompanying 1995 consolidated financial statements.

     The accompanying financial statements for the years ended June 30, 1997, 1996 and 1995 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     The Company experienced losses of approximately $6.5 million and $3.8 million in the years ended June 30, 1997 and 1996, respectively.
     The Company also had a reduction of working capital of approximately
     $8.8 million for the year ended June 30, 1997. The Company is considering the consolidation, close-out or sale of certain subsidiaries in order to improve working capital and profitability. Also, in addition to performing on existing backlog, the Company is implementing a marketing plan to emphasize those contracts which return higher margins than

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

     the Company has experienced overall in the past two years. The Company's mechanical contracting business is also reorganizing its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the plans, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In addition, in the event that additional working capital becomes necessary to fund current operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Revenue and Cost Recognition

         Revenues on long-term contracts are accounted for by the percentage-of-completion method, whereby revenue is recognized based on the estimated percentage of costs incurred to date to the estimated total costs of each individual contract. This method is used because management considers costs to be the best available measure of progress on these contracts. Revenue on service contracts is recorded on the accrual basis as services are performed.

         Contract costs include all direct materials and labor costs. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and such changes are recognized in the period in which the revisions are determined. An amount equal to contract costs attributable to job change orders is included in revenues when realization is probable and the amount of such orders can be reliably estimated.

         The asset "Costs and estimated earnings in excess of billings on uncompleted contracts" represents revenues recognized in excess of amounts billed. The liability "Billings in excess of costs and estimated earnings on uncompleted contracts" represents billings in excess of revenues recognized.

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

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

     3.  Fair Value of Financial Instruments

         The carrying amount of cash, marketable securities, contracts and retainage receivable, accounts payable and current maturities of long-term debt approximates fair value, principally because of the short-term maturity of these items. The fair value of the Company's long-term debt approximates carrying value as the debt was taken at the Company's current borrowing rate. Marketable securities are stated at quoted market value.

     4.  Marketable Securities

         Marketable securities represent investments which mature in one year or less, are available for sale, and are valued at market value which approximates cost.

     5.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to fifteen years.

     6.  Income Taxes

         The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

              DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

         As a result of the share acquisition agreements, commencing August 1, 1994, Centrifugal's and Mechanical's S Corporation elections ceased to be in effect and the Company is taxed as a C Corporation. As of August 1, 1994, for income tax purposes, the Company recognized additional taxable income as a result of the cumulative differences between financial accounting and income tax purposes of approximately $1,981,000. Accordingly, the Company incurred additional income tax liability of approximately $751,000 in 1995.

     7.  Per Share Data

         The computation of net (loss) income per share is based on the weighted average number of shares of common stock outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.


NOTE B - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                                       June 30,
                                                                         --------------------------------------
                                                                             1997                       1996
                                                                         -----------                -------------

         Costs incurred on uncompleted contracts                          $25,619,921               $77,306,927
         Estimated earnings                                                 2,987,114                 8,332,641
                                                                         ------------             -------------

                                                                           28,607,035                85,639,568

         Less billings to date                                             30,725,626                86,353,982
                                                                         ------------             -------------

                                                                         $ (2,118,591)            $    (714,414)
                                                                         =============            ==============

              DualStar Technologies Corporation and Subsidiaries

NOTE B (CONTINUED)

     Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                                                      June 30,
                                                                         --------------------------------------
                                                                             1997                       1996
                                                                         ------------              --------------
         Costs and estimated earnings in excess
             of billings on uncompleted contracts                        $    622,951               $ 2,763,051
         Billings in excess of costs and estimated
             earnings on uncompleted contracts                             (2,741,542)               (3,477,465)
                                                                         -------------             ------------

                                                                          $(2,118,591)             $   (714,414)
                                                                         =============             =============



NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                       June 30,
                                                                         --------------------------------------
                                                                             1997                        1996
                                                                         -----------                ------------

         Building and building improvements                                $1,749,908                 $      --
         Automobiles                                                          324,360                   235,214
         Machinery and equipment                                              775,406                   194,091
         Computer equipment                                                   702,929                   622,699
         Furniture and fixtures                                               141,711                    41,531
         Leasehold improvements                                                26,860                   486,246
                                                                         ------------                ----------

                                                                            3,721,174                 1,579,781
         Less accumulated depreciation                                       (592,397)                 (525,771)
                                                                         ------------                ----------

                                                                            3,128,777                 1,054,010
         Land                                                                 315,000                        --
                                                                         ------------                ----------

                                                                           $3,443,777                $1,054,010
                                                                           ==========                ==========

              DualStar Technologies Corporation and Subsidiaries

NOTE D - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                                         June 30,
                                                                         --------------------------------------
                                                                              1997                      1996
                                                                         --------------------------------------

         Accrued compensation                                              $1,397,138                $2,111,183
         Current portion of mortgage payable                                   45,000                        --
         Other                                                                903,863                   453,919
                                                                         ------------              ------------

                                                                           $2,346,001                $2,565,102
                                                                         ============              ============





NOTE E - MORTGAGE PAYABLE

     In August 1996, the Company acquired real property located in Long Island City, New York for the purpose of centralizing and consolidating its operations. The cost of the real property was approximately $1,109,000 of which $900,000 was financed by a ten-year mortgage loan. The mortgage bears interest at a fixed rate of 9.25% per annum for the first five years, and then for the last five years, at a fixed rate per annum equal to 1% above the Prime Rate in effect thereof. The mortgage includes a final balloon payment in the amount of $453,750 which is due on August 1, 2006.

     At June 30, 1997, principal payments under the mortgage loan are as follows:

                            1998                                    $  45,000
                            1999                                       45,000
                            2000                                       45,000
                            2001                                       45,000
                            2002                                       45,000
                            Thereafter                                633,750
                                                                    ---------

                                                                      858,750
                            Less: current portion                     (45,000)
                                                                    ---------
                                                                     $813,750
                                                                    =========

              DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

     The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 1997, the lender waived the net working capital and the tangible net worth requirements. Effective July 1, 1997, the lender reduced the net working capital and the tangible net worth requirements to $263,000 and $4,811,000, respectively.



NOTE F - SHAREHOLDERS' EQUITY

     In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. The warrants are exercisable for 4,600,000 shares of common stock at $4.00 per share. The warrants became exercisable in February 1996 and will expire in February 2000. The warrants are redeemable by the Company for $.05 per warrant at any time after February 1997, upon thirty days prior written notice if the average closing price of the common stock equals or exceeds $9.00 per share, for any twenty consecutive trading days within a period of thirty days ending within ten days of the notice of redemption. At June 30, 1997, all warrants are outstanding.


NOTE G - INCOME TAXES

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the net operating loss carryforward, allowance for doubtful accounts and accumulated depreciation.

              DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

     The following is a summary of the items giving rise to deferred tax benefits at June 30, 1997 and 1996:

                                                                                       June 30,
                                                                           ---------------------------------
                                                                              1997                    1996
                                                                           ---------------------------------
         Current
             Allowance for doubtful accounts                               $1,322,000            $   162,000
                                                                           ----------            -----------

         Long-term
             Net operating loss carryforward                                3,239,000              1,849,000
             Accumulated depreciation                                         (26,000)                16,000
                                                                           ----------            -----------

                                                                            3,213,000              1,865,000
                                                                           ----------            -----------

         Total deferred tax assets                                          4,535,000              2,027,000

         Less: valuation allowance                                         (3,433,000)              (925,000)
                                                                           ----------            -----------

         Net deferred tax assets                                           $1,102,000             $1,102,000
                                                                           ==========            ===========


     Management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the tax benefits of $1,102,000, but will less than likely realize the benefit on the balance of the deferred tax assets, and therefore, has recorded a valuation allowance.

              DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to (loss) income before provision (benefit) for income taxes due to the following:

                                                                                      June 30,
                                                                       ---------------------------------------
                                                                            1997                       1996
                                                                       ---------------------------------------

         Statutory federal income tax (benefit)                          $(2,214,000)             $(1,962,000)
         State and local income taxes                                         39,000                   75,000
         Net operating loss carryback limitation                                  --                1,289,000
         Net operating loss carryforward                                     824,000               (1,849,000)
         Valuation allowance                                               2,508,000                  925,000
         Allowance for doubtful accounts                                  (1,160,000)                 (88,000)
         Accumulated depreciation                                             42,000                   (6,000)
         S Corporation revocation
             Cash-to-accrual basis                                                --                 (272,000)
         Prior year underaccrual (overaccrual)                                 5,000                 (107,000)
                                                                       -------------               ----------

                                                                       $      44,000              $(1,995,000)
                                                                       =============              ===========

     The Company has available for federal income tax purposes, net operating losses of approximately $5,455,000 and for state and local tax purposes, net operating losses of approximately $6,895,000, expiring in the years 2011 to 2012. The Company's ability to utilize net operating losses to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

     At June 30, 1995, included in income taxes payable in the consolidated balance sheet was an amount that the Company expected to pay when it filed its June 30, 1996 income tax returns. In accordance with the Internal Revenue Code, one-half of the cash-to-accrual differences recognized by the Company upon the revocation of the S Corporation status of certain of its subsidiaries would be payable with the Company's June 30, 1996 income tax returns. At June 30, 1995, this liability amounted to approximately $272,000, which was reversed at June 30, 1996 due to the net operating losses.

              DualStar Technologies Corporation and Subsidiaries

NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under operating leases expiring at various dates through July 2001. At June 30, 1997, minimum rental commitments under noncancellable operating leases are as follows:

                 1998                               $246,000
                 1999                                202,000
                 2000                                145,000
                 2001                                104,000
                 2002                                 13,000
                                                  ----------

                                                    $710,000
                                                  ==========

     Equipment rent for the years ended June 30, 1997, 1996 and 1995 was $277,000, $127,000, and $86,000, respectively.

     In 1994, the Company entered into employment agreements with five founding officers. The agreements expired in 1997 and required minimum annual salaries of $150,000 for each officer with subsequent increases not to exceed $150,000 during the first three years following the effective date of the offering. Among other items, the agreements provided for a discretionary bonus of up to 45% of salary, the payment of certain disability benefits of the officers and discretionary incentive bonuses. The agreements were automatically renewed for an additional three-year term in 1997.

     The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 1997, 1996 and 1995, the Company contributed $1,859,000, $1,344,000 and $1,021,000, respectively.

     The Multiemployer Pension Plan Administration Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans are terminated or the Company withdraws, the Company could be subject to a substantial "withdrawal liability."

              DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     The Company is contingently liable to sureties under a general indemnity agreement. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. Management believes that all such contingent liabilities will be satisfied by performance on the specific bonded contracts.

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

     Associates was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and its co-venturer was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Associates. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

     The general contractor on the Lincoln Square project advanced funds directly to Associates' joint venture partner. The general contractor later stated that such advances would be deducted from the payments owed to the joint venture for mechanical work that Associates performed on the project. During the course of the project, Associates also incurred additional costs to finish the electrical portion of the project on behalf of its co-venturer. Management was of the opinion that there was substantial doubt as to the collectibility of such receivable or additional costs.

              DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     Based on these developments, the Company wrote off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project. As of June 30, 1996, all of the known claims and liens were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled.


NOTE I - RELATED PARTY TRANSACTIONS

     At June 30, 1997, the Company had a loan to a member of its Board of Directors of approximately $73,000. The loan was collateralized by 65,250 shares of the Company's common stock, bore interest at 8.75% per annum. The principal and interest of the loan was repaid in September 1997.

     Mechanical leases shop space on a month-to-month basis from a company in which certain officers own a majority interest. Rent expense for the years ended June 30, 1997, 1996 and 1995 was $66,000, $65,000 and
     $53,000, respectively.

     Associates had loans payable to its former shareholders in the amount of $1,000,000 which were subordinated to its bank debt, were uncollateralized, and bore interest at the same rate as Associates' money market fund rate. The loans were fully repaid in February 1995. Interest expense related to these loans for the year ended June 30, 1995 was $17,000.


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

              DualStar Technologies Corporation and Subsidiaries

NOTE J - (CONTINUED)

     The Company performs construction contracts for, and extends credit to, private owners and general contractors located in the New York Tri-State area. The Company is directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 1997, revenue from three customers amounted to approximately 25%, 16%, and 13% of total revenue respectively. For the year ended June 30, 1996, revenue from three customers amounted to approximately 33%, 18% and 15% of total revenue respectively. For the year ended June 30, 1995, revenue from two customers amounted to approximately 39% and 28% of total revenue respectively.


NOTE K - STOCK OPTION PLAN

     The Company adopted a stock option plan accounted for under APB No. 25. The plan allows the Company to grant options to employees for up to 2.2 million shares of common stock. In general, the options have a term of seven years from the date of grant and vest at the end of the third year. For all options, the exercise price of each option is higher than the market price of the Company's stock on the date of grant.

     Under the plan, the Company's founding officers may be given options, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if pre-determined Company's pretax earning criteria are met. Through June 30, 1997, none of the criteria were met and no stock options were granted to the officers.

     Effective July 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost of the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

              DualStar Technologies Corporation and Subsidiaries

NOTE K - (CONTINUED)

                                                                       1997                1996
                                                                   -------------       ------------

         Net loss                                 As reported      $(6,511,766)        $(3,774,011)
                                                  Pro forma        $(7,364,516)        $(3,774,011)
         Primary loss per share                   As reported           $(0.72)             $(0.42)
                                                  Pro forma             $(0.82)             $(0.42)
         Fully diluted loss per share             As reported           $(0.72)             $(0.42)
                                                  Pro forma             $(0.82)             $(0.42)

     This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and fiscal 1995 respectively: risk-free interest rate of 6.08%, expected life of seven years, volatility of 113.5% and no dividend yield.

     A summary of information relative to the Company's stock option plan follows:

                                                                                            Weighted
                                                                     Number of Shares     Average Price
                                                                     ----------------     -------------
        Outstanding at June 30, 1994                                           --
        Granted                                                           177,000                 $3.00
                                                                       ----------

        Outstanding at June 30, 1995 and 1996                             177,000                 $3.00
        GRANTED                                                         1,895,000                 $0.75
                                                                       ----------

        OUTSTANDING AT JUNE 30, 1997                                    2,072,000                 $0.94
                                                                       ==========

     The following information applies to options outstanding at June 30, 1997:

                 Number outstanding                                              2,072,000
                 Range of exercise prices                                   $0.75 TO $3.00
                 Weighted average exercise price                                     $0.94
                 Weighted average remaining contractual life                       7 YEARS
                 Number exercisable                                              1,427,500
                 Weighted average exercise price                                     $1.03

              DualStar Technologies Corporation and Subsidiaries

NOTE L - EMPLOYEE BENEFIT PLAN

     In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 1997, 1996 and 1995, the Company made no contribution to the plan.


NOTE M - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual reports ending December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the earnings per share amounts were computed. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the weighted-average common shares outstanding plus the potential dilutive effect of securities or contracts which are convertible to common shares, such as options, warrants, and convertible preferred stock. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                                  SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DUALSTAR TECHNOLOGIES CORPORATION


                                         By   /s/ GREGORY CUNEO
                                            -------------------------------
                                            Gregory Cuneo
                                            President and Chief
                                            Executive Officer

Dated: October 10, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                       Title                   Date
---------                       -----                   ----

 /s/ GREGORY CUNEO       President, Chief               October 10, 1997
----------------------   Executive Officer
Gregory Cuneo            and Director



 /s/ ROBERT BIRNBACH     Vice President and             October 10, 1997
----------------------   Chief Financial
Robert Birnbach          Officer [Principal
                         Financial Officer]



 /s/ JOSEPH C. CHAN      Vice President and             October 10, 1997
----------------------   Chief Accounting Officer
Joseph C. Chan           [Principal Accounting
                         Officer]



 /s/ GARY DELUCA         Director                       October 10, 1997
----------------------
Gary DeLuca


 /s/ RONALD FREGARA      Director                       October 10, 1997
----------------------
Ronald Fregara


 /s/ ELVEN M. TANGEL     Director                       October 10, 1997
----------------------
Elven M. Tangel

Signature                   Title                           Date
---------                   -----                           ----


 /s/ ARMANDO SPAZIANI       Director                        October 10, 1997
--------------------------
Armando Spaziani


 /s/ MICHAEL J. ABATEMARCO  Director                        October 10, 1997
--------------------------
Michael J. Abatemarco


 /s/ STEPHEN J. YAGER       Executive Vice                  October 10, 1997
--------------------------  President, Secretary
Stephen J. Yager            and Director

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  EXHIBITS TO

                                   FORM 10-K


                        Commission file number 0-25552

                       DUALSTAR TECHNOLOGIES CORPORATION
            (Exact name of registrant as specified in its charter)


         Delaware                            13-3776834
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)        Identification No.)


              11-30 47th Avenue, Long Island City, New York 11101
              (Address of principal executive offices) (Zip Code)



                                (718) 340-6655
             (Registrant's telephone number, including area code)


                                INDEX EXHIBITS
NUMBER            TITLE                                             PAGE HEREIN
------            -----                                             -----------


3.1 Certificate of Incorporation, filed June 14, 1994, as restated. (1)

3.2          By-Laws. (1)

4.1          Specimen Copy of Common Stock Certificate.(1)

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

10.4         Employment Agreement between the Registrant and
             Elven M. Tangel, dated August 31, 1994.(1)

10.5         Employment Agreement between the Registrant and
             Gregory Cuneo, dated August 31, 1994.(1)

10.6         Employment Agreement between the Registrant and
             Stephen J. Yager, dated August 31, 1994.(1)

10.7         Employment Agreement between the Registrant and
             Armando Spaziani, dated August 31, 1994.(1)


10.8         Employment Agreement between the Registrant and
             Ronald Fregara, dated August 31, 1994. (1)

NUMBER        TITLE                                                PAGE HEREIN
------        -----                                                -----------

10.9         Agreements between Lehrer McGovern Bovis, Inc. and
             Centrifugal Associates, Inc., dated August 18, 1992
             and September 28, 1992. (1)

10.10        Agreements between Morse Diesel International, Inc.
             and Centrifugal Associates, Inc., dated June 10,
             1993 and November 19, 1990. (1)

10.11        Agreements between HRH Construction Corporation and
             Mechanical Associates, Inc., dated August 28, 1991,
             May 14, 1993 and August 5, 1992. (1)

10.12        Agreement with Morse Diesel International, Inc. by
             Centrifugal Associates, Inc., dated February 13,
             1995.(2)

10.13        Loan Agreement (i.e., Non-Negotiable Term Note and
             Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.(3)

10.14 Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20, 1996.(3)

21.1         Subsidiaries of the Registrant.

23.1 Consent of Grant Thornton LLP, dated September 30, 1997, with respect to Form S-8 filing (File No. 33-97708), effective October 3, 1995.

27.1         Financial Data Schedule (electronic filings only).




------------
     (1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

     (2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.

     (3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1996.