Form 10-Q
period 1997-09-30
DUALSTAR TECHNOLOGIES CORP
filed 1997-11-14
CIK 929546

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1997 or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From    to    .

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

Common Stock, $.01 Par Value --- 9,000,000 shares as of November 12, 1997

Index

DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheets - September
       30, 1997 and June 30, 1997

       Condensed consolidated statements of operations -
       Three months ended September 30, 1997 and 1996

       Condensed consolidated statements of cash flows -
       Three months ended September 30, 1997 and 1996

       Notes to condensed consolidated financial statements - September 30, 1997


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations


Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                 September 30,       June 30,
                                 1997                1997
                                 (unaudited)
ASSETS
Current assets:
  Cash                           $ 1,177,306          $ 1,110,615
  Contracts receivable, net       21,140,119           15,815,168
  Retainage receivable             2,889,218            2,863,049
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts          1,412,125              622,951
  Deferred tax asset - current       178,000              178,000
  Prepaid expenses and sundry
    receivable                       222,805              319,942
                                 ------------         ------------
Total current assets              27,019,573           20,909,725

Property and equipment, net        3,652,972            3,443,777

Other assets:
  Deferred tax asset - long-term     924,000              924,000
  Other                            1,452,451            1,299,254
                                 ------------         ------------
                                 $33,048,996          $26,576,756
                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable               $20,334,999          $15,559,135
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts          2,786,703            2,741,542
  Accrued expenses and other
    liabilities                    3,610,637            2,346,001
                                 ------------         ------------
Total current liabilities         26,732,339           20,646,678

Mortgage payable - long-term         806,250              813,750
Other liabilities                    218,922              305,005
                                 ------------         ------------
Total liabilities                 27,757,511           21,765,433
                                 ------------         ------------
Contingencies

Shareholders' equity:
  Common stock                        90,000               90,000
  Additional paid-in capital      14,995,836           14,995,836
  Deficit                         (9,794,351)         (10,274,513)
                                 ------------         ------------
                                   5,291,485            4,811,323
                                 ------------         ------------
                                 $33,048,996          $26,576,756
                                 ============         ============

See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


                                     1997             1996

Contract revenues earned             $22,721,247      $16,682,904
Cost of revenues earned               20,366,999       14,849,688
                                     ------------     ------------
Gross profit                           2,354,248        1,833,216
General and administrative expenses    1,874,086        1,914,066
                                     ------------     ------------
Income (loss) before benefit for
  income taxes                           480,162          (80,850)
Benefit for income taxes                     -            (36,500)
                                     ------------     ------------
Net income (loss)                       $480,162         ($44,350)
                                     ============     ============

Per share data:
    Primary                                $0.05           ($0.01)

Weighted average shares outstanding    9,000,000        9,000,000


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)


                                       1997             1996

Cash provided by (used in) operating
  activities                           $422,235     ($577,997)
                                     -----------   -----------

Cash flows from investing activities:
  Acquisition of property and
    equipment                          (326,452)     (311,303)
  Redemption of marketable securities
    - net                                   -         910,029
                                     -----------   -----------
  Net cash (used in) provided by
    investing activities               (326,452)      598,726
                                     -----------   -----------

Cash flows from financing activities:
  Principal payments on capital
    lease obligations                   (21,592)          -
  Principal payments on mortgage         (7,500)       (7,500)
                                     -----------   -----------
  Net cash used in financing
    activities                          (29,092)       (7,500)
                                     -----------   -----------

Net increase in cash                     66,691        13,229
Cash - beginning of period            1,110,615     2,023,992
                                     -----------   -----------
Cash - end of period                 $1,177,306    $2,037,221
                                     ===========   ===========





See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

Certain information contained in this report includes
"Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in DualStar Technologies
Corporation and Subsidiaries' (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1997.
Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

Capital Resources and Liquidity

Cash balances at September 30 and June 30, 1997 were approximately $1,177,000 and $1,111,000, respectively. The Company's operations provided approximately $422,000 of cash during the three month period ended September 30, 1997, and used approximately $578,000 of cash during the comparable period of 1996. In addition, during the three months ended September 30, 1997, the Company acquired capital assets of approximately $326,000, substantially all of which represented investment in a telephone switch system for a high-rise building in return for long-term rights to provide telephone, cable TV and high-speed Internet services to the building's residents.

During the three months ended September 30, 1996, the Company acquired capital assets of approximately $311,000, substantially all of which represented acquisition and improvements of real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its operations.

Working capital at September 30 and June 30, 1997 were approximately $287,000 and $263,000, respectively. The Company is considering the consolidation or sale of certain subsidiaries in order to improve working capital. Also, in addition to performing on existing backlog, the Company is implementing a marketing plan to emphasize those contracts which return higher margins than the Company has experienced overall in the past two years. The Company's mechanical contracting business is also reorganizing its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the plans, current cash on hand, and future cash from operating and investing activities, should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In addition, in the event that additional working capital becomes necessary to fund current operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

Results of Operations

Contract revenues increased 36.2% in the three-month period ended September 30, 1997 to $22.7 million, up approximately
$6.0 million from the comparable period in 1996. The increase was due primarily to the improvement in the New
York City Metropolitan area's economy.

Gross profit increased approximately $521,000 or 28.4% in the three-month period ended September 30, 1997. In addition, the gross profit margins were 10.4% and 11.0% for the three month periods ended September 30, 1997 and 1996, respectively. The increase in gross profit was attributable to the increase in revenues.

General and administrative expenses decreased approximately $40,000 or 2.1% in the three-month period ended September 30, 1997, as compared to the same period in 1996. Further, as a percentage of revenue, general and administrative expenses decreased to 8.2% for the three months ended September 30, 1997, from 11.5% for the comparable period of 1996. The decreases were due primarily to the reorganization of the Company's mechanical contracting business undertaken in fiscal 1997.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On November 12, 1997, the Company held the 1997 Annual Meeting of Stockholders of DualStar Technologies Corporation. At this meeting, the Company's Board of Directors submitted proposals to the stockholders to elect seven new directors and ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 8,371,720 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 9,000,000 shares issued and outstanding.

Proposal No. 1 - Election of Directors.  Seven nominees,
Michael J. Abatemarco, Gregory Cuneo, Gary DeLuca, Ronald
Fregara, Armando Spaziani, Elven M. Tangel and Stephen J.
Yager were submitted to the stockholders. The nominations of Messrs. Abatemarco, Cuneo, DeLuca, Fregara, Spaziani,
Tangel and Yager to serve as directors for a one-year term were approved by the stockholders.

                              For            Withheld

Michael J. Abatemarco         8,303,759      67,961
Gregory Cuneo                 8,304,609      67,111
Gary DeLuca                   8,303,759      67,961
Ronald Fregara                8,303,759      67,961
Armando Spaziani              8,301,759      69,961
Elven M. Tangel               8,304,609      67,111
Stephen J. Yager              8,304,609      67,111


Proposal No. 2 - Ratification of the Appointment of
Auditors.  The appointment of the accounting firm of Grant
Thornton LLP was approved by the stockholders.

For                 Against             Abstain

8,307,401           36,000              28,319


Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended September 30, 1997

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DualStar Technologies
Corporation


Date November 13, 1997             By: GREGORY CUNEO
                                       Gregory Cuneo
                                       President and
                                       Chief Executive Officer


Date November 13, 1997             By: ROBERT BIRNBACH
                                       Robert Birnbach
                                       Vice President and
                                       Cheif Financial Officer


Date November 13, 1997             By: JOSEPH CHAN
                                       Joseph Chan
                                       Vice President and
                                       Chief Accounting Officer