Form 10-Q
period 1997-12-31
DUALSTAR TECHNOLOGIES CORP
filed 1998-02-13
CIK 929546

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended December 31,
1997
or
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

Common Stock, $.01 Par Value --- 9,000,000 shares as of February 10, 1998

Index

DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheets - December 31,
       1997 and June 30, 1997

       Condensed consolidated statements of operations - Three and six months ended December 31, 1997 and 1996

       Condensed consolidated statements of cash flows - Six months ended December 31, 1997 and 1996

       Notes to condensed consolidated financial statements -
       December 31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K*


Signatures

* No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                 December 31       June 30,
                                 1997              1997
                                 (unaudited)
                                 -----------       -----------
ASSETS
Current assets:
  Cash                         $ 1,338,884       $ 1,110,615
  Contracts receivable, net     23,513,945        15,815,168
  Retainage receivable           3,392,160         2,863,049
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts        1,136,701           622,951
  Deferred tax asset - current     178,000           178,000
  Prepaid expenses and sundry
    receivable                     260,030           319,942
                               ------------      ------------
Total current assets            29,819,720        20,909,725

Property and equipment, net      3,652,424         3,443,777

Other assets:
  Deferred tax asset -
    long-term                      924,000           924,000
  Other                          1,443,414         1,299,254
                               ------------      ------------
                               $35,839,558       $26,576,756
                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable             $21,650,320       $15,559,135
  Billings in excess of costs
    and estinated earnings on
    uncompleted contracts        4,857,945         2,741,542
  Accrued expenses and other
    liabilities                  2,783,602         2,346,001
                               ------------      ------------
Total current liabilities       29,291,867        20,646,678

Mortgage payable - long-term       795,000           813,750
Other liabilities                  218,922           305,005
                               ------------      ------------
Total liabilities               30,305,789        21,765,433

Contingencies

Shareholders' equity:
  Common stock                      90,000            90,000
  Additional paid-in capital    14,995,836        14,995,836
  Deficit                       (9,552,067)      (10,274,513)
                               ------------      ------------
                               $35,839,558       $26,576,756
                               ============      ============


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                          For the Three Months      For the Six Months
                          Ended December 31,        Ended December 31,
                          1997         1996         1997         1996
                          ------------ ------------ ------------ ------------
Contract revenues earned  $26,163,105  $22,978,881  $48,884,352  $39,661,785
Cost of revenues earned    23,693,331   22,519,021   44,060,330   37,368,709
                          ------------ ------------ ------------ ------------
Gross profit                2,469,774      459,860    4,824,022    2,293,076
General and administrative
  expenses                  2,227,490    2,214,270    4,101,576    4,128,336
                          ------------ ------------ ------------ ------------
Income (loss) before
  provision for income
  taxes                       242,284   (1,754,410)     722,446   (1,835,260)
Provision for income
  taxes                             -       36,500            -            -
                          ------------ ------------ ------------ ------------
Net income (loss)            $242,284  ($1,790,910)    $722,446  ($1,835,260)
                          ============ ============ ============ ============

Basic income (loss) per share:
Net income (loss) per
  share                         $0.03       ($0.20)       $0.08       ($0.20)
Weighted average shares
  outstanding               9,000,000    9,000,000    9,000,000    9,000,000

Diluted income (loss) per share:
Net income (loss) per
  share                         $0.03      ($0.20)        $0.08       ($0.20)
Weighted average shares
  outstanding               9,568,409   9,000,000     9,447,675    9,000,000


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)


                                          1997            1996
                                          -----------     -----------

Cash provided by operating activities     $  729,018      $  493,841
                                          -----------     -----------

Cash flows from investing activities:
  Acquisition of property and equipment     (450,881)       (858,574)
  Redemption of investment in
    marketable securities                          -         866,878
  Decrease in sundry receivable                    -       1,070,435
                                         ------------     -----------
  Net cash (used in) provided by
    investing activities                    (450,881)      1,078,739
                                         ------------     -----------

Cash flows from financing activities:
  Principal payments on capital
    lease obligations                       (31,118)               -
  Principal payments on mortgage            (18,750)         (15,000)
                                         -----------      -----------
  Net cash used in financing activities     (49,868)         (15,000)
                                         -----------      -----------

Net increase in cash                        228,269        1,557,580
Cash - beginning of period                1,110,615        2,023,992
                                         -----------      -----------
Cash - end of period                     $1,338,884       $3,581,572
                                         ===========      ===========


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
DECEMBER 31, 1997


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


NOTE B - NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the assumption that all dilutive securities were converted at the beginning of the period or the issuing date, if later.

The weighted average number of shares outstanding for the periods presented is as follows:

                      Three Months Ended        Six Months Ended
                      December 31,              December 31,
                      1997         1996         1997         1996

Basic shares          9,000,000    9,000,000    9,000,000    9,000,000
Dilution (options)      568,409            -      447,675            -
                      ---------    ---------    ---------    ---------
Diluted shares        9,568,409    9,000,000    9,447,675    9,000,000
                      =========    =========    =========    =========

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

Capital Resources and Liquidity

Cash balances at December 31 and June 30, 1997 were approximately $1,339,000 and $1,111,000, respectively. The Company's operations provided approximately $729,000 and $494,000 of cash during the six month period ended December 31, 1997 and 1996, respectively. In addition, during the six months ended December 31, 1997, the Company acquired capital assets of approximately $451,000, substantially all of which represented investment in information technology systems for two high-rise buildings in return for rights to provide telephone, cable TV and high-speed Internet services to the buildings' residents.

During the six months ended December 31, 1996, the Company acquired capital assets of approximately $859,000, substantially all of which represented acquisition and improvements of real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its operations. The cost of the real property was approximately $1,109,000 of which $900,000 was financed by a ten-year mortgage loan.

Working capital at December 31, and June 30, 1997 were approximately $528,000 and $263,000, respectively. The Company is considering the consolidation or sale of certain subsidiaries in order to improve working capital. Also, in addition to performing on existing backlog, the Company is implementing a marketing plan to emphasize those contracts which return higher margins than the Company has experienced overall in the past two years. The Company's mechanical contracting business is also reorganizing its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the plans, current cash on hand, and future cash from operating and investing activities, should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In addition, in the event that additional working capital becomes necessary to fund current operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.


Results of Operations

Contract revenues increased 13.9% in the three-month period ended December 31, 1997 to $26.2 million, up $3.2 million from the comparable period in 1996. Contract revenues increased 23.3% in the six-month period ended December 31, 1997 to $48.9 million, up $9.2 million from the comparable period in 1996. The increases were due primarily to the improvement in the New York City Metropolitan area's economy.

Gross profit increased $2.0 million or 437.1% in the three-month period ended December 31, 1997 to $2.5 million from the comparable period in 1996. The gross profit margins were 9.4% and 2.0% for the three-month periods ended December 31, 1997 and 1996, respectively. Gross profit increased $2.5 million or 110.4% in the six-month period ended December 31, 1997 to $4.8 million from the comparable period in 1996. The gross profit margin were 9.9% and 5.8% for the six-month periods ended December 31, 1997 and 1996, respectively. The increases in gross profit and gross profit margins were attributable to the increase in revenues, the increased control over project costs and the higher margins on new projects.

Even though contract revenues increased substantially in the three- and six-month periods ended December 31, 1997, general and administrative expenses were relatively unchanged from the comparable periods in 1996. General and administrative expenses were $2.2 million for both three- month periods ended December 31, 1997 and 1996; therefore, as a percentage of revenue, general and administrative expenses decreased to 8.5% for the three months ended December 31, 1997, from 9.6% for the comparable period of 1996. General and administrative expenses were $4.1 million for both six-month periods ended December 31, 1997 and 1996; therefore, as a percentage of revenue, general and administrative expenses decreased to 8.4% for the six months ended December 31, 1997, from 10.4% for the comparable period of 1996. The improvements were due primarily to the reorganization of the Company's mechanical contracting business undertaken in the latter part of fiscal 1997.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended December 31, 1997

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DualStar Technologies Corporation

Date   February 13, 1998    By: GREGORY CUNEO
                                Gregory Cuneo
                                President and Chief Executive Officer

Date   February 13, 1998    By: ROBERT  BIRNBACH
                                Robert Birnbach
                                Vice President and Chief Financial Officer

Date   February 13, 1998    By: JOSEPH CHAN
                                Joseph Chan
                                Vice President and Chief Accounting Officer