Form 10-Q
period 1998-03-31
DUALSTAR TECHNOLOGIES CORP
filed 1998-05-15
CIK 929546

Securities and Exchange Commission
                      Washington, D.C. 20549

                             Form 10-Q

                            (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1998.
                              or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period From      to      .

Commission file number    0-25552

                 DUALSTAR TECHNOLOGIES CORPORATION
       (Exact name of registrant as specified in its charter)

          Delaware                                 13-3776834
(State or other jurisdiction of          (I.R.S. Employer Indentification No.)
incorporation or organization)

           11-30 47th Avenue, Long Island City, NY 11101
    (Address, including zip code of principal executive offices)

                          (718) 340-6655
         (Registrant's telephone number, including area code)

                          Not applicable
      (Former name, former address and former fiscal year,
                  if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X             No.

               APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

Common Stock, $.01 Par Value --- 9,000,000 shares as of May 12, 1998

                               Index

                 DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheets - March 31, 1998
       and June 30, 1997

       Condensed consolidated statements of operations - Three and nine months ended March 31, 1998 and 1997

       Condensed consolidated statements of cash flows - Nine months ended March 31, 1998 and 1997

       Notes to condensed consolidated financial statements -
       March 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6 - Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS

                                  March 31,
                                    1998          June 30,
                                 (unaudited)        1997
                                ------------    ------------
           ASSETS
Current assets:
  Cash                          $ 1,914,020     $ 1,110,615
  Contracts receivable, net      20,224,448      15,815,168
  Retainage receivable            4,124,074       2,863,049
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts           422,643         622,951
  Deferred tax asset - current      178,000         178,000
  Prepaid expenses and sundry
    receivable                      435,950         319,942
                                ------------    ------------
  Total current assets           27,299,135      20,909,725

Property and equipment, net       3,553,084       3,443,777

Other assets:
  Deferred tax asset -
    long-term                       924,000         924,000
  Other                           1,527,765       1,299,254
                                ------------    ------------
                                $33,303,984     $26,576,756
                                ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable              $18,477,644     $15,559,135
  Billings in excess of costs
    and estimated earnings on
    uncompleted contracts         4,783,070       2,741,542
  Accrued expenses and other
    liabilities                   3,424,945       2,346,001
                                ------------    ------------
  Total current liabilities      26,685,659      20,646,678

Mortgage payable - long-term        783,750         813,750
Other liabilities                   196,926         305,005
                                ------------    ------------
Total liabilities                27,666,335      21,765,433

Contingencies

Shareholders' equity:
  Common stock                       90,000          90,000
  Additional paid-in capital     14,995,836      14,995,836
  Deficit                        (9,448,187)    (10,274,513)
                                ------------    ------------
                                $33,303,984     $26,576,756
                                ============    ============

     See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                             For the Three Months      For the Nine Months
                                Ended March 31,           Ended March 31,
                               1998         1997         1998         1997
                           ------------ ------------ ------------ ------------

Contract revenues earned   $23,242,049  $19,787,495  $72,126,401  $59,449,280
Cost of revenues earned     21,250,759   20,983,704   65,311,089   58,352,413
                           ------------ ------------ ------------ ------------
Gross profit (loss)          1,991,290   (1,196,209)   6,815,312    1,096,867
General and administrative
 expenses                    1,887,410    2,604,465    5,988,986    6,732,801
                           ------------ ------------ ------------ ------------
Income (loss) before
 provision for income taxes    103,880   (3,800,674)     826,326   (5,635,934)
Provision for income taxes           -            -            -            -
                           ------------ ------------ ------------ ------------
Net income (loss)          $   103,880  ($3,800,674) $   826,326  ($5,635,934)
                           ============ ============ ============ ============

Basic income (loss) per share:
 Net income (loss) per share     $0.01       ($0.42)       $0.09       ($0.63)
 Weighted average shares
  outstanding                9,000,000    9,000,000    9,000,000    9,000,000

Diluted income (loss) per share:
 Net income (loss) per share     $0.01       ($0.42)       $0.09       ($0.63)
 Weighted average shares
  outstanding                9,480,993    9,000,000    9,458,781    9,000,000


     See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31,
                            (UNAUDITED)


                                                  1998          1997
                                              ------------  ------------

Cash provided by operating activities         $ 1,609,296   $   237,498
                                              ------------  ------------

Cash flows from investing activities:
 Capital expenditure                             (732,302)   (2,043,194)
 Redemption of investment in
  marketable securities                                 -       866,878
 Decrease in sundry receivable                          -     1,070,435
                                              ------------  ------------
 Net cash used in investing activities           (732,302)     (105,881)
                                              ------------  ------------
Cash flows from financing activities:
 Principal payments on capital
  lease obligations                               (43,589)            -
 Principal payments on mortgage                   (30,000)      (26,250)
                                              ------------  ------------
 Net cash used in financing activities            (73,589)      (26,250)
                                              ------------  ------------

Net increase in cash                              803,405       105,367
Cash - beginning of period                      1,110,615     2,023,992
                                              ------------  ------------
Cash - end of period                          $ 1,914,020   $ 2,129,359
                                              ============  ============

      See notes to condensed consolidated financial statements

        DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED)


                          MARCH 31, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


NOTE B - NET INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the dilutive effect of securities that can be converted into common stock, including options and warrants, unless the effect is anti-dilutive.

The weighted average number of shares outstanding for the periods presented is as follows:

                       Three Months Ended      Nine Months Ended
                           March 31,               March 31,
                       1998        1997        1998        1997
                     ---------   ---------   ---------   ---------

Basic shares         9,000,000   9,000,000   9,000,000   9,000,000
Dilution (options)     480,993           -     458,781           -
                     ---------   ---------   ---------   ---------
Diluted shares       9,480,993   9,000,000   9,458,781   9,000,000
                     =========   =========   =========   =========

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

Certain  information  contained in this report  includes  "Forward-
Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including those "Risk Factors" set forth in DualStar Technologies Corporation and Subsidiaries' (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

Capital Resources and Liquidity

Cash   balances  at  March  31,  1998  and  June  30,   1997   were
approximately $1,914,000 and $1,111,000, respectively. The Company's operations provided approximately $1,609,000 and $237,000 of cash during the nine month periods ended March 31, 1998 and 1997, respectively. In addition, during the nine months ended March 31, 1998, the Company acquired capital assets of approximately $732,000, substantially all of which represented investment in information technology systems for high-rise buildings in return for rights to provide telephone, cable TV and high-speed Internet services to the buildings' residents.

During the nine months ended March 31, 1997, the Company acquired capital assets of approximately $2,043,000, of which approximately $1,182,000 represented acquisition and improvements of real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its operations. In addition, $861,000 represented investment in information technology systems for high-rise buildings in return for rights to provide telephone, cable TV and high-speed Internet services to the buildings' residents.

Working capital at March 31, 1998 and June 30, 1997 was approximately $578,000 and $263,000, respectively. To improve working capital, the Company is consolidating certain subsidiaries and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that, based on the plans, current cash on hand and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve its plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.


Results of Operations

Contract revenues increased 17.5% in the three-month period ended March 31, 1998 to $23.2 million, up $3.4 million from the comparable period in 1997. Contract revenues increased 21.3% in the nine-month period ended March 31, 1998 to $72.1 million, up $12.7 million from the comparable period in 1997. The increases were due primarily to the improvement in the New York City Metropolitan area's economy and the implementation of the Company's business plan to create a larger group of related and integrated businesses.

Gross profit increased $3.2 million in the three-month period ended March 31, 1998 to $2.0 million compared to a loss of $1.2 million in the three-month period ended March 31, 1997. The gross profit margins were 8.6% and -6.0% for the three-month periods ended March 31, 1998 and 1997, respectively. Gross profit increased $5.7 million or 518.2% in the nine-month period ended March 31, 1998 to $6.8 million from the comparable period in 1997. The gross profit margins were 9.4% and 1.8% for the nine-month periods ended March 31, 1998 and 1997, respectively. The increases in gross profit and gross profit margins were attributable to increases in revenues, increased control over project costs and higher margins on new projects.

Even though contract revenues increased substantially in the three- and nine-month periods ended March 31, 1998, general and administrative expenses decreased from the comparable periods in 1997. The Company recorded a one-time write-off of $0.4 million of leasehold improvements due to the relocation of the Company's headquarters in the three-month period ended March 31, 1997. Excluding the write-off in 1997, general and administrative expenses decreased 14.4% in the three-month period ended March 31, 1998 to $1.9 million, down $0.3 million from the comparable period in 1997; therefore, as a percentage of revenue, general and administrative expenses decreased to 8.1% for the three months ended March 31, 1998, from 11.1% for the comparable period of 1997. Excluding the write-off in 1997, general and administrative expenses decreased 5.4% in the nine-month period ended March 31, 1998 to $6.0 million, down $0.3 million from the comparable period in 1997; therefore, as a percentage of revenue, general and administrative expenses decreased to 8.3% for the nine months ended March 31, 1998, from 10.7% for the comparable period in 1997. The improvements were due primarily to the reorganization and overhead reduction of the Company's mechanical contracting and service businesses undertaken in the latter part of fiscal 1997 and in the current fiscal year.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended March 31, 1998.

                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               DualStar Technologies Corporation


Date   May 15, 1998            By: GREGORY CUNEO
                                   Gregory Cuneo
                                   President and Chief Executive Officer


Date   May 15, 1998            By: ROBERT  BIRNBACH
                                   Robert Birnbach
                                   Vice President and Chief Financial Officer


Date   May 15, 1998            By: JOSEPH CHAN
                                   Joseph Chan
                                   Vice President and Chief Accounting Officer