Form 10-K
period 1998-06-30
DUALSTAR TECHNOLOGIES CORP
filed 1998-09-28
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of September 24, 1998 was $10,327,350, based upon the closing price ($1.50) for such Common Stock on such date.

The number of shares outstanding of Registrant's Common Stock, as of September 24, 1998, was 9,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         The following document is incorporated by reference in the respective Part of this Form 10-K noted below:

         1. Registrant's definitive Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 11, 1998, is incorporated by reference in Part III hereof.

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

         DualStar formed Trident Mechanical Systems, Inc., ("Trident") and The Automation Group, Inc., ("TAG") in May, 1995; Property Control, Inc., ("PCI") and Centrifugal/Mechanical Associates, Inc., ("CMA") in June, 1995; High-Rise Electric, Inc., ("High-Rise") in July, 1995; Grace Systems Technologies, Inc., ("Grace") and DualStar Communications, Inc., ("DCI") in February, 1996; Integrated Controls Enterprises, Inc., ("ICE") in August, 1996; and HR Electrical Systems, Inc. ("HRES") in June, 1998. (DualStar, Associates, Mechanical, Service, Trident, TAG, PCI, CMA, High-Rise, Grace, DCI, ICE and HRES are hereinafter collectively referred to as the "Company", unless otherwise specified.) Each subsidiary is directly and wholly owned by DualStar, except that CMA is owned 50% by Associates and 50% by Mechanical.

         (B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         The Company does not presently have more than one segment and, accordingly, no financial information relating to industry segments is set forth herein.

         (C)  NARRATIVE DESCRIPTION OF BUSINESS.

         Associates, Mechanical and Service engage in mechanical contracting services. Service's engagements are generally performed under short-term service contracts, and Associates' and Mechanical's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

         High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. Some of the work performed by High-Rise (e.g., installation of control wiring) was previously subcontracted by the Company to other non-DualStar companies.

         Trident provides medium-sized institutions, and commercial buildings and tenants with heating, ventilation and air conditioning ("HVAC") systems, generally pursuant to contracts valued at less than $2 million. In addition, Trident provides HVAC service and maintenance.

         DCI is a single source provider of systems and services for local, regional and long distance telephone, high-speed Internet access, cable and direct broadcast satellite television, and security to multiple dwelling units. It is a Competitive Local Exchange Carrier (CLEC), an Internet Service Provider
(ISP), and a Direct Broadcast Satellite System Operator (DBS/SO). DCI bundles and delivers custom-tailored information, communication, entertainment, and security services to its subscribers via the CyberBuilding(TM) system that it designs and installs in new and existing high-rise residential buildings.

         Grace develops and maintains sophisticated security, video intercom, communications, fire/smoke alarm and building control systems for high-rise buildings and businesses.

         TAG provides network administration, performs system and application programming, directs advanced technologies, and delivers interactive services to the Company.

         ICE supplies, installs and services facility management, building automation, and commercial temperature control systems. In general, ICE acts as a subcontractor to mechanical subcontractors, including those of the Company. ICE also works directly for real property owners and general contractors.

         HRES was formed to design and install electrical systems on contracts generally valued at up to $3 million, and will specialize on work such as fiber optics, local area networks, security and fire alarm systems, HVAC controls and building management systems. In addition, HRES will perform conventional electrical installations of lighting and power on new construction and alteration projects.

         PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., ownership and maintenance of real property. PCI also monitors supplies among the Company's divisions, and is responsible for keeping all DualStar facilities in compliance with OSHA regulations.

         CMA acts as a common paymaster for Mechanical, Associates and Service in order to facilitate the utilization of employees covered by collective bargaining agreements.

         Major Customers. The Company's customers, which are concentrated in the New York Tri-State region, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, governmental agencies, and subcontractors. For the year ended June 30, 1998, revenue derived from three customers (Lehrer McGovern Bovis, Inc., HRH Construction Corp., and Rockrose Construction Corp.) amounted to approximately 24%, 12%, and 10%, respectively, of the Company's total revenue. For the year ended June 30, 1997, revenue derived from three customers (Lehrer McGovern Bovis, Inc., Visy Papers
(NY) Inc., and HRH Construction Corp.) amounted to approximately 25%, 16%, and 13%, respectively, of the Company's total revenue.

         Manufacturing. The Company's production and engineering facilities are capable of fabricating and assembling mechanical and electromechanical systems and subsystems. The Company maintains a comprehensive engineering test and inspection program to ensure that such systems meet customer requirements for performance and quality workmanship. In addition, pipe fabrication and machine shops allow for the manufacture of both prototype and production hardware. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from outside manufacturers, distributors and service organizations.

         Marketing and Sales. For Associates, Mechanical, Service and High-Rise, the Company's marketing strategy has focused on cultivating long-term relationships with developers, mechanical and electrical engineers and general contractors. As a result of its limited and focused target market, the Company's marketing efforts rely primarily on direct sales efforts (including engineering presentations) which emphasize the Company's quality control and value engineering. The relatively high dollar value of each contract (generally ranging from $5 million to $10 million, except for Service's contracts which are generally less than $1 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts typically lasts approximately 90 days. Sales activities are handled by a combination of direct sales personnel and independent sales representatives, who may also sell products of the Company's competitors. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes frequent interaction between the direct sales staff, its independent sales representatives and the buyer throughout the selling process.

         Trident's marketing strategy has focused on the solicitation of property owners, general contractors, commercial tenants and property management companies. TAG's, Grace's and DCI's strategy has been to provide the Company's existing clients with services and products not previously offered by the Company. ICE solicits property owners, general contractors, and mechanical contractors in addition to serving the mechanical subsidiaries of DualStar. HRES intends to solicit general contractors, building owners and industry consultants, in addition to performing electrical contracting work for the Company's other subsidiaries.

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

         At fiscal year ending June 30, 1998, the Company's backlog was approximately $42 million as contrasted with approximately $78 million at June 30, 1997. The Company believes that most of its backlog at June 30, 1998 will be completed prior to December 31, 1999, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

         Customer Service and Support. Given the high cost of downtime, it is imperative that any malfunction in one of the Company's products or systems, regardless of cause, be addressed in the shortest possible time. The Company therefore provides a 24-hour a day phone service which can be used to request service support. The Company's service organization consists of technicians, mechanics and engineers reporting to customer service managers who are familiar with its own products, and with other system components. Additionally, the Company has made arrangements with many of its component suppliers whereby they have agreed to provide service specialists within 24 hours should the need arise. Such calls are coordinated through the Company's service manager who is assisted by a full-time service administrator. The Company's service personnel have their formal training augmented by direct participation in testing of systems at the Company's facility and also in the installation and acceptance tests at the customer's facility.

         Patent, Trademark, Servicemark, Copyright and Proprietary Rights. Currently, the Company has four trademark applications (Building Area Network, CyberView, DualStar, and DualStar Technologies) and four servicemark applications (CyberCierge, DualStar, DualStar Communications, and DualStar Technologies) pending with the U.S. Patent & Trademark Office ("USPTO"). Three servicemarks, Global Hiring Hall, CyberBuilding and CyberBuilders, were registered with the USPTO on July 29, 1997, August 25, 1998 and September 1, 1998, respectively. One trademark, CyberBuilding, was registered with the USPTO on August 4, 1998. The Company has not made any patent or copyright applications. The Company may in the future file patent or copyright applications, or additional trademark or servicemark applications, relating to certain of the Company's mechanical, electrical, electronic and control, environmental, information technology, security, entertainment and telecommunication products and services. Nevertheless, if patents are issued, or trademarks, servicemarks or copyrights are registered, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks, servicemarks or copyrights or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce their proprietary rights. Failure of any future or existing patents, trademark, servicemark and copyright applications may have a material adverse impact on the Company's business since the Company may not otherwise be able to protect the proprietary or trade secret aspects of its business and operations, thereby diluting the Company's ability to compete in the marketplace. Except as may be required by the filing of patent, trademark, servicemark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps may include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

         Regulation. Substantial environmental laws have been enacted in the United States and in the New York Tri-State region in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its operations.


         Potential Liability and Insurance. The Company's operations involve mechanical, electrical, electronic and control, environmental, information technology, security, entertainment and telecommunications infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company therefore is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains approximately $12 million of general liability insurance (in the aggregate) covering damage resulting from bodily injury or property damage to third parties. The policy, however, does not include coverage for comprehensive environmental impairment or professional liability which may be caused by the Company's actions.

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

         Competition. The mechanical, electrical, electronic and control, environmental, information technology, security, entertainment and telecommunications infrastructure systems and service industries involve rapid technological change and are characterized by intense and substantial competition. The Company's competitors range from small firms to large multinational companies. Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is established in the mechanical, electronic and control, electrical and environmental industries and will be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints.

         In both the private and public sectors, the Company, acting either as a prime contractor or as a subcontractor, occasionally joins with other firms to form a team that competes for contracts by submitting a jointly prepared proposal. Because a team of firms will usually offer a stronger set of qualifications than any single firm, teaming arrangements are generally advantageous to the Company's success. These teaming relationships, however, generate risk to the Company in the event that a non-DualStar team member experiences financial difficulty or is otherwise unable to fulfill its responsibilities on the project. The Company maintains a large network of business relationships with other companies and has drawn repeatedly upon these relationships to form winning teams. Moreover, each DualStar subsidiary may market its services independently, with the potential to offer in concert with other DualStar subsidiaries, comprehensive and complementary services on multi-million dollar construction projects.

         Most of the Company's contracts with public sector clients are awarded through a competitive bidding process that places no limit on the number or type of offerors that may compete. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals submitted by the Company and others are evaluated by the government on the basis of technical merit, response to mandatory solicitation provisions, corporate and personnel qualifications and experience, management capabilities and cost. While each RFP sets out specific criteria for the choice of a successful offeror, RFP selection criteria in the government services market often tend to weigh the technical merit of the proposal more heavily than cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and thereby enhance its ability to compete successfully for future government work. However, the Company can make no assurances that it may be able to continue to successfully bid and compete in its marketplace.

         Employees. As of June 30, 1998, the Company employed 404 employees, including the five founding officers of the Company, all of whom are full-time employees. Of these full-time employees, 18 are engaged in administration and finance, 371 in manufacturing, engineering and production, 12 in marketing and sales and 3 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

         Biographical information, including the age, position held with the Company, term of office as officer, employment during the past five years, and certain other directorships is set forth below for each officer of the Company who does not serve on the Board of Directors:

         Robert J. Birnbach; 33, Vice President and Chief Financial Officer (since December 1996); and Director of Corporate Development (from August 1994 to December 1996) of the Company; Coopers & Lybrand (from 1991 to August 1994).

         Joseph C. Chan; 37, Vice President and Chief Accounting Officer (since December 1996); and Controller (from November 1994 to December 1996) of the Company; Konigsberg, Wolf & Co., P.C. (from October 1987 to November 1994).

         The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. Approximately 340 of its employees are represented by a labor organization. The Company has never experienced a work stoppage. Management of the Company believes that its relationship with its employees is good.

                       NOTE ON FORWARD-LOOKING STATEMENTS

         When used in this Report on Form 10-K and other reports filed with the Securities and Exchange Commission and in other communications by the Company, the words "believes," "anticipates," "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, for example, results of operations, and statements of management's plans and objectives, and are based on the beliefs and expectations of management. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks discussed in the "Risk Factors" set forth below. Given these uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. The Company also undertakes no obligation to update forwardlooking statements.


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

OPERATING LOSSES AND LIMITED OPERATING HISTORY

         Although certain of the Company's subsidiaries have conducted operations for a considerable period, the Company began operations in August 1994 and has only a limited operating history. The Company incurred significant operating losses in the years ended June 30, 1997 and 1996. The Company also has experienced significant increases in expenses associated with its becoming a public company and with the development and expansion of its businesses. There can be no assurance that the Company will sustain profitability or positive cash flows from future operations. If the Company is not able to sustain profitability or positive cash flow, it may not be able to meet its working capital requirements which could have a material adverse effect on the Company. See "Significant Capital Requirements."

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

SIGNIFICANT CAPITAL REQUIREMENTS

         Although the Company had net income of approximately $556,000 for the year ended June 30, 1998, the Company experienced losses of approximately $6.5 million and $3.8 million for the years ended June 30, 1997 and 1996, respectively. At June 30, 1998 and 1997, working capital was approximately $364,000 and $263,000, respectively. To improve working capital, the Company continues to consolidate certain subsidiaries' operations and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the foregoing, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve these plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

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

         Also as a result of this increasing competition, the Company has sought to expand its core businesses into markets outside of the New York Tri-State region. There can be no assurance that the Company will be able to successfully compete in these new markets.

         The Company is also entering new areas of business such as the telecommunications field in which it has limited prior experience. See "Entry into New Lines of Business." In entering these new fields, the Company will encounter substantial competition from companies that are substantially larger and have substantially greater financial, marketing and technical resources and greater name recognition than the Company and which are established providers of these services. There can be no assurance that the Company with its more limited resources and experience will be able to successfully compete in these new fields.

DEPENDENCE UPON INTERNAL EXPANSION.

         The Company's present intention is to expand its new lines of business through internal growth rather than by acquisition. The Company has implemented this strategy by establishing nine new subsidiaries over the last three and a half years with the intent that each subsidiary is to focus on a different line of business. See "Narrative Description of Business." This strategy necessarily involves an investment by the Company in the costs associated with establishing these new businesses and financing the start up of their operations without the benefit of an established customer base or the assurance that the anticipated revenues will be generated. Although some of these new subsidiaries are operating at a profit, there can be no assurance that they will continue to operate at a profit, or that the other new subsidiaries will be able to operate at a profit.

ENTRY INTO NEW LINES OF BUSINESS

         The Company has entered into new lines of business such as telecommunications, Internet and cable television services in which the Company and its management has had limited experience. Due to continued and increasing competitive pressures in the Company's core businesses, management of the Company believes that the future success of the Company will be dependent to a significant extent upon its ability to successfully enter these new lines of business. Entry by the Company into these new lines of business involves significant expenditures by the Company of its management and financial resources. In entering these new lines of business, the Company is competing against other companies with substantially greater financial, marketing and technical resources and greater name recognition and experience than the Company.

There can be no assurance that the Company will be able to successfully compete in these new lines of business.

         The telecommunications business in particular is highly competitive. The Company faces intense competition from local exchange carriers, including the regional bell operating companies which currently dominate their local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. The long distance market is dominated by three major competitors, AT&T, MCI and Sprint. Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company include cable television companies, competitive access providers, Internet service providers, microwave and satellite carriers and private networks owned by large end users.

         The Company believes that the Telecommunications Act of 1996, as well as recent transactions and proposed transactions between telephone companies, long distance carriers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that the regional bell operating companies permit entities such as the Company to interconnect to the existing telephone network, to purchase, at cost-based rates, access to unbundled network elements, to enjoy dialing parity, to access rights of way and to resell services offered by the incumbent local exchange carriers. However, incumbent local exchange carriers also have new competitive opportunities. For example, the Telecommunications Act removes prior restrictions relating to the provision of long distance service by the regional bell operating companies and also provides them with increased pricing flexibility. Under this legislation, these regional bell operating companies may be able to offer similar one-stop integrated telecommunications services being offered by the Company. If the incumbent local exchange carriers charge alternate providers such as the Company unreasonably high fees for interconnection to the exchange carrier's network, significantly lower their rates for access and private line services or offer significant volume and term discount pricing options to their customers, the Company may be at a competitive disadvantage.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company's customers include various general contractors, government agencies, hospitals, hotels, insurance companies, securities exchanges and subcontractors. For the year ended June 30, 1998, total revenue derived from three customers (Lehrer McGovern Bovis, Inc., HRH Construction Corp., and Rockrose Construction Corp.) amounted to approximately 24%, 12%, and 10%, respectively of the Company's revenue. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

DEPENDENCE ON MANAGEMENT

         The Company's business is dependent upon a small number of key executives. The loss of the services of key executives or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company.

POTENTIAL LIABILITY AND POSSIBLE INSUFFICIENT INSURANCE

         The Company's operations involve the mechanical, electronic and control, environmental, electrical, information technology, security, entertainment and telecommunications systems, services and solutions for major commercial, institutional and residential facilities. The Company is therefore exposed to a significant risk of liability for damage and personal injury. A material adverse effect on the Company's financial condition may result in the event that it experiences an uninsured or underinsured claim.

ENVIRONMENTAL RISK FACTORS

         Substantial environmental laws have been enacted in the United States and in the New York Tri-State region in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes that there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its operations. See "Business-Regulation."

CHANGES TO NASDAQ LISTING REQUIREMENTS

         On August 22, 1997, the Securities and Exchange Commission approved the Nasdaq Stock Market's changes to the entry standards and maintenance standards necessary to qualify for listing on both the Nasdaq National Market (the "National Market") and the Nasdaq SmallCap Market (the "SmallCap Market"). Although, as of June 30, 1998, the Company met the new maintenance standards, there can be no assurance that the Company will be able to meet such standards in the future.

DELISTING OF SECURITIES TO ADVERSELY AFFECT MARKET

         In the event that the Company's securities are to no longer meet applicable Nasdaq requirements and are delisted from Nasdaq, the Company would attempt to have its securities traded in the over-the-counter market via the Electronic Bulletin Board or the "pink sheets." However, holders of the Company's securities would likely encounter greater difficulty in disposing of these securities and/or in obtaining accurate quotations as to the prices of the Company's securities.

ITEM 2 - PROPERTIES

         The Company leases approximately 5,000 square feet of manufacturing and office space, on a month-to-month basis, at 141 47th Street, Brooklyn, New York 11232. In August 1996, the Company acquired real property, which includes a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The Company believes that the productive use of its current facilities represents approximately 75 percent of capacity. Total rental expense for the Company for recent periods is as follows:


      PERIOD                                                    EXPENSE

      Year ended June 30, 1998..................................$25,000
      Year ended June 30, 1997.................................$124,000

ITEM 3 - LEGAL PROCEEDINGS

         On September 29, 1997, Associates filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

         In prior years, Associates was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Associates. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

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

                                    PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


         The Company's Common Stock and Class A Warrants are traded on the Nasdaq National Market System under the symbols DSTR and DSTRW, respectively. Set forth below are the high and low sales prices for the Common Stock of the Company for fiscal year 1997 and for fiscal year 1998.

Fiscal 1997                         High             Low
-----------                         ----             ---

First Quarter                       $ 1 5/32         $    9/16
Second Quarter                      $ 1 3/16         $   11/32
Third Quarter                       $  15/16         $   15/32
Fourth Quarter                      $ 1              $   15/32

Fiscal 1998                         High             Low
-----------                         ----             ---

First Quarter                       $ 2  9/16        $    19/32
Second Quarter                      $ 1 31/32        $   1 3/32
Third Quarter                       $ 1 19/32        $     5/8
Fourth Quarter                      $ 3  9/16        $    15/16


         As of September 21, 1998, there were approximately 110 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA



                                                 DUALSTAR TECHNOLOGIES CORPORATION

                                                    SELECTED FINANCIAL DATA (1)
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    NINE MONTHS
                                  ENDED JUNE 30,                        YEAR ENDED JUNE 30,
                              ------------------------  ----------------------------------------------------
                                 1993        1994         1995          1996         1997         1998
                              ----------- ------------ ------------  ------------ ------------ ------------
Statement of Operations Data:
   Contract revenue              $27,001      $29,167      $65,126       $66,232      $73,618      $94,280
   Income (loss) from
    operations                       336          847        1,280        (5,769)      (6,468)         597
   Net income (loss)                                            11        (3,774)      (6,512)         556
   Pro forma net income (2)          181          457
   Cash dividends (3)                 68          230          600            -            -           -
   Basic income (loss) per share                                -         $(0.42)      $(0.72)       $0.06
   Diluted income (loss) per share                              -         $(0.42)      $(0.72)       $0.06
   Pro forma net income per
     common share (4)              $0.04       $0.10
   Supplemental pro form net
     income per common share (5)   $0.05       $0.10


                                                                    JUNE 30,
                                        -------------------------------------------------------------------
                                             1994         1995          1996         1997         1998
                                        -------------   ----------  ----------- --------------  ------------


    Balance Sheet Data:
       Working capital                        $ 2,190      $13,955       $ 9,091      $   263      $   365
       Total assets                            15,345       29,275        28,381       26,577       33,345
       Shareholders' equity                     2,957       15,097        11,323        4,811        5,367

(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 1998, 1997, 1996 and 1995, and combined historical data from the wholly owned subsidiaries for the nine months ended June 30, 1993 and 1994.

(2) Pro forma income reflects the historical combined net income, adjusted for pro forma income taxes. Pro forma income taxes reflect an additional provision for income taxes at the effective statutory federal and New York State tax rates applied to the Company's financial statement income in each period. This will result in an overall effective income tax rate of approximately 47% for all periods.

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

(5) Supplemental pro forma income per share attributable to the impact of assuming 857,000 shares of additional common stock are outstanding and the proceeds from those shares are being used to retire $3,000,000 of debt.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


GENERAL

DualStar Technologies Corporation, incorporated in the State of Delaware on June 17, 1994, through its wholly owned subsidiaries provides comprehensive, integrated mechanical, electrical, electronic and control, environmental, security, information technology, entertainment, and telecommunication systems, services and solutions to a wide range of customers primarily in the New York Tri-State area.

In addition to the eleven existing wholly owned subsidiaries, DualStar Technologies formed a new wholly owned subsidiary during fiscal 1998, HR Electrical Systems, Inc., which acts as an electrical contractor. DualStar Technologies and its twelve wholly owned subsidiaries are hereafter referred to as the "Company".


CAPITAL RESOURCES AND LIQUIDITY

Cash balances at June 30, 1998 and 1997 were approximately $1.4 million and $1.1 million, respectively. The Company's operations provided approximately $1.2 million and used approximately $1.0 million of cash during fiscal 1998 and fiscal 1997, respectively. Further, during fiscal 1998 the Company acquired capital assets of approximately $868,000, substantially all of which represented investments in telecommunication infrastructure systems for high-rise buildings in return for rights to provide telephone, cable television and high-speed Internet services to the buildings' residents.

During fiscal 1997, the Company acquired capital assets of approximately $1.6 million, which included the acquisition and improvements of real property located in Long Island City, N.Y. for the purpose of centralizing and consolidating its operations. The cost of the real property was approximately $1.1 million of which $900,000 was financed by a ten-year mortgage loan; in addition, the Company invested approximately $1.1 million in renovation of the real property. Furthermore, the Company invested approximately $498,000, of which $431,000 was financed by a capital lease, in telecommunication infrastructure systems for two high-rise buildings in return for rights to provide telephone, cable television and high-speed Internet services to the buildings' residents.

During each of the fiscal years 1998 and 1997, the Company repaid approximately $41,000 of the mortgage payable. As of June 30, 1998 and 1997, in addition to ordinary trade accounts payable, the Company had a mortgage payable of approximately $818,000 and $859,000 respectively, of which $45,000 was classified as current liabilities.

Fiscal 1997 Compared to Fiscal 1996

Revenue increased 11.2% in 1997 to $73.6 million, up $7.4 million from 1996. The increase was due primarily to the revenue generated by the new subsidiaries formed in 1995 and 1996.

Gross profit was $2.2 million or 3.0% in 1997, compared to gross profit of $4.8 million or 7.2% in 1996. The decrease in gross profit was attributable primarily to cost overruns on the Visy Paper and the Mount Sinai Medical Center projects by the Company's mechanical contracting business. These projects accounted for $11.8 million of contract revenues and $13.4 million of costs of revenues. Excluding these projects, contract revenues were $61.8 million and gross profit was $3.8 million or 6.1% in 1997. In addition, there has been substantial and increasing competition in this business, which has compressed job profit margins.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required hereunder with respect to Directors of the Company is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 11, 1998. The information required hereunder with respect to executive officers of the Company is set forth in Item 1 "Business."

ITEM 11 - EXECUTIVE COMPENSATION

         The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 11, 1998.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 11, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference to the caption "Certain Transactions" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on November 11, 1998.


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

NUMBER            TITLE
------            -----
3.1      Certificate of Incorporation, filed June 14, 1994, as restated. (1)
3.2      By-Laws. (1)
4.1      Specimen Copy of Common Stock Certificate. (1)
4.2      Form of Class A Warrant Certificate and Form of Exercise Agreement. (1)
4.3      Form of Class A Warrant Agreement.(1)
4.4      Unit Purchase Option in favor of Daniel Porush, dated July 21, 1995, and Transfer Form from
         Stratton Oakmont, Inc. to Daniel Porush, dated July 21, 1995.(2)
4.5      DualStar Technologies Corporation 1994 Stock Option Plan.(1)
10.1     Share Acquisition Agreement by and among the Registrant and Centrifugal Associates, Inc., et al.,
         dated August 1, 1994. (1)
10.2     Share Acquisition Agreement by and among the Registrant and Mechanical Associates, Inc., et al.,
         dated August 1, 1994. (1)
10.3     Mechanical Service Network Agreement by and between Centrifugal Associates, Inc. and E.I.
         DuPont de Nemours and Company, dated July 18, 1995.(2)
10.4     Employment Agreement between the Registrant and Elven M. Tangel, dated August 31, 1994. (1)
10.5     Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)
10.6     Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (1)
10.7     Employment Agreement between the Registrant and Armando Spaziani, dated August 31, 1994. (1)
10.8     Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)
10.9     Agreements between Lehrer McGovern Bovis, Inc. and Centrifugal Associates, Inc., dated August
         18, 1992 and September 28, 1992. (1)
10.10    Agreements between Morse Diesel International, Inc. and Centrifugal Associates, Inc., dated June
         10, 1993 and November 19, 1990. (1)
10.11    Agreements between HRH Construction Corporation and Mechanical
         Associates, Inc., dated August 28, 1991, May 14, 1993 and August 5,
         1992. (1)
10.12    Agreement with Morse Diesel International, Inc. by Centrifugal Associates, Inc., dated February 13,
         1995.(2)
10.13    Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.(3)
10.14    Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between
         Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee,
         Intermediary (assigned from William Calomiris), dated March 20, 1996.(3)
10.15    Secured Promissory Note and Security Agreement between the Registrant and Technology Investors Group, LLC, dated July 24, 1998.
21.1     Subsidiaries of the Registrant.
23.1     Consent of Grant Thornton LLP, dated September 15, 1998, with respect to Form S-8 filing (File No. 33-97708), effective October 3, 1995.
27.1     Financial Data Schedule (electronic filings only).

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

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 1998

         None.

               DualStar Technologies Corporation and Subsidiaries

                         INDEX TO FINANCIAL STATEMENTS






                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountants                    F-2


Financial Statements

      Consolidated Balance Sheets                                     F-3

      Consolidated Statements of Operations                           F-5

      Consolidated Statement of Shareholders Equity                   F-6

      Consolidated Statements of Cash Flows                           F-7

      Notes to Consolidated Financial Statements                  F-9 - F-22

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Shareholders
    DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 1998 and 1997 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.





GRANT THORNTON LLP


New York, New York
September 15, 1998

               DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                                                  June 30,
                                                                                      -----------------------------------
                                     ASSETS                                               1998                  1997
                                                                                      -------------        --------------

CURRENT ASSETS
    Cash                                                                                 $1,356,228           $ 1,110,615
    Contracts receivable - net of allowance for doubtful
       accounts of $194,000 in 1998 and $179,000 in 1997                                 19,321,514            15,815,168
    Retainage receivable                                                                  4,574,252             2,863,049
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                              1,507,471               622,951
    Deferred tax asset - current                                                            178,000               178,000
    Prepaid expenses and sundry receivable                                                  427,725               319,942
                                                                                     --------------        --------------

         Total current assets                                                            27,365,190            20,909,725


PROPERTY AND EQUIPMENT - net of accumulated
    depreciation                                                                          3,400,470             3,443,777


OTHER ASSETS
    Deferred tax asset - long-term                                                          924,000               924,000
    Other                                                                                 1,655,099             1,299,254
                                                                                      -------------         -------------

                                                                                        $33,344,759           $26,576,756
                                                                                        ===========           ===========





The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS





                                                                                                   June 30,
                                                                                     ------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY                                1998                  1997
                                                                                     --------------          ------------

CURRENT LIABILITIES
    Accounts payable                                                                    $19,086,827           $15,559,135
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                               3,882,797             2,741,542
    Accrued expenses and other current liabilities                                        4,030,890             2,346,001
                                                                                       ------------          ------------

         Total current liabilities                                                       27,000,514            20,646,678

MORTGAGE PAYABLE - net of current portion                                                   772,500               813,750
OTHER LIABILITIES                                                                           204,576               305,005
                                                                                       ------------          ------------

            Total liabilities                                                            27,977,590            21,765,433
                                                                                       ------------          ------------

COMMITMENTS AND CONTINGENCIES


SHAREHOLDERS' EQUITY
    Common stock - par value, $.01 per share; 25,000,000 shares authorized;
       9,000,000 shares issued
       and outstanding                                                                       90,000                90,000
    Additional paid-in capital                                                           14,995,836            14,995,836
    Deficit                                                                              (9,718,667)          (10,274,513)
                                                                                       ------------          ------------

                                                                                          5,367,169             4,811,323
                                                                                       ------------          ------------

                                                                                        $33,344,759           $26,576,756
                                                                                       ============          ============





The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              Year ended June 30,





                                                                 1998                   1997                    1996
                                                             -------------          -------------            ------------

Contract revenues earned                                       $94,280,300            $73,618,336             $66,232,311
Cost of revenues earned                                         85,557,968             71,375,515              61,454,959
                                                             -------------          -------------            ------------

       Gross profit                                              8,722,332              2,242,821               4,777,352

General and administrative expenses                              8,125,486              8,710,487               8,279,701
Bad debt in connection with joint venture                           -                      -                    2,266,662
                                                             -------------          -------------            ------------

       Income (loss) before provision
         (benefit) for income taxes                                596,846             (6,467,666)             (5,769,011)

Provision (benefit) for income taxes
    Current tax provision (benefit)                                 41,000                 44,000                (977,000)
    Deferred tax benefit                                             -                      -                  (1,018,000)
                                                             -------------          -------------            ------------

                                                                    41,000                 44,000              (1,995,000)
                                                             -------------          -------------            ------------

       NET INCOME (LOSS)                                     $     555,846           $ (6,511,666)           $ (3,774,011)
                                                             =============           =============           =============

Basic income (loss) per share:
    Net income (loss) per share                                      $0.06                 $(0.72)                 $(0.42)
    Weighted average shares outstanding                          9,000,000              9,000,000               9,000,000

Diluted income (loss) per share:
     Net income (loss) per share                                     $0.06                 $(0.72)                 $(0.42)
     Weighted average shares outstanding                         9,742,127              9,000,000               9,000,000







The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 1998, 1997 and 1996






                                                                           Additional         (Deficit)
                                                          Common            paid-in            retained
                                                           stock            capital            earnings
                                                        -----------      --------------     --------------

Balance - June 30, 1995                                   $90,000          $14,995,836      $      11,164

Net loss for the year ended June 30, 1996                    -                   -             (3,774,011)
                                                        -----------      --------------     --------------


Balance - June 30, 1996                                    90,000           14,995,836         (3,762,847)

Net loss for the year ended June 30, 1997                     -                  -             (6,511,666)
                                                        -----------      --------------     --------------


Balance - June 30, 1997                                    90,000           14,995,836        (10,274,513)

Net income for the year ended June 30, 1998                   -                    -              555,846
                                                        -----------      --------------     --------------


Balance - June 30, 1998                                   $90,000          $14,995,836        $(9,718,667)
                                                        ===========      ==============     ==============





The accompanying notes are an integral part of this statement.

               DualStar Technologies Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Year ended June 30,





                                                        1998           1997            1996
                                                     -----------    -----------    -----------


Cash flows from operating activities
   Net income (loss)                                 $   555,846    $(6,511,666)   $(3,774,011)

   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities
       Depreciation                                      529,048        689,569        202,947
       Deferred income taxes                                --             --       (1,018,000)
       (Increase) decrease in assets
         Contracts receivable                         (3,506,346)    (2,594,886)     2,700,103
         Retainage receivable                         (1,711,203)     1,684,052       (608,432)
         Costs and estimated earnings in
           excess of billings on uncompleted
           contracts                                    (884,520)     2,140,100     (2,637,918)
         Income taxes receivable                            --        1,225,532     (1,225,532)
         Prepaid expenses                               (107,783)      (108,527)       (73,817)
         Other assets                                     26,901     (1,045,621)       134,498
       Increase (decrease) in liabilities
         Accounts payable                              3,527,692      4,543,211      1,224,812
         Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                       1,141,255       (735,923)     1,629,343
         Accrued expenses and other
            current liabilities                        1,637,452       (279,081)       942,854
         Income taxes payable                               --             --         (916,153)
                                                     -----------    -----------    -----------


       Net cash provided by (used in) operating
         activities                                    1,208,342       (993,240)    (3,419,306)
                                                     -----------    -----------    -----------

Cash flows from investing activities
   Capital expenditures                                 (868,486)    (1,628,795)      (503,241)
   Proceeds from marketable securities                      --          910,029      4,944,118
   Decrease (increase) in sundry receivable                 --        1,070,435     (1,070,435)
                                                     -----------    -----------    -----------


       Net cash (used in) provided by
         investing activities                           (868,486)       351,669      3,370,442
                                                     -----------    -----------    -----------

               DualStar Technologies Corporation and Subsidiaries

                              Year ended June 30,






                                                        1998            1997          1996
                                                     -----------    -----------    -----------

Cash flows from financing activities
   Repayment of mortgage payable                     $   (41,250)   $   (41,250)   $      --
   Payments on capital lease obligations                 (52,993)      (230,556)          --
                                                     -----------    -----------    -----------

       Net cash used in financing activities             (94,243)      (271,806)          --
                                                     -----------    -----------    -----------

       NET INCREASE (DECREASE)
          IN CASH                                        245,613       (913,377)       (48,864)

Cash at beginning of year                              1,110,615      2,023,992      2,072,856
                                                     -----------    -----------    -----------

Cash at end of year                                  $ 1,356,228    $ 1,110,615    $ 2,023,992
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                       $   133,417    $    90,000    $    44,000
      Income taxes                                        19,644          2,000        994,000

Non-cash financing transactions:

     In August 1996, the Company acquired real property which was financed by a $900,000 mortgage loan.

     The Company acquired telephone switch systems which were financed by a $119,000 lease in December 1996 and a $431,000 lease in April 1997. These leases are classified as capital leases.






The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Financial Statement Presentation

     DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Associates") and Centrifugal Service, Inc. ("Service") (collectively, "Centrifugal"), and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal and Mechanical in exchange for all of the stock of Centrifugal and Mechanical and these companies became wholly owned subsidiaries of DualStar. In fiscal years 1995 through 1998, DualStar formed nine new wholly owned subsidiaries: Trident Mechanical Systems, Inc., Centrifugal/Mechanical Associates, Inc., The Automation Group, Inc., Property Control, Inc., High-Rise Electric, Inc., Grace Systems Technologies, Inc., DualStar Communications, Inc., Integrated Controls Enterprises, Inc. and HR Electrical Systems, Inc.

     The accompanying financial statements for the years ended June 30, 1998, 1997 and 1996 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Although the Company had net income of approximately $556,000 for the year ended June 30, 1998, the Company experienced losses of approximately $6.5 million and $3.8 million for the years ended June 30, 1997 and 1996, respectively. At June 30, 1998 and 1997, working capital was approximately $364,000 and $263,000, respectively. To improve working capital, the Company continues to consolidate certain subsidiaries' operations and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the foregoing, current cash on hand, and future cash from operating and

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

     investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve these plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

     3.  Fair Value of Financial Instruments

         The carrying amount of cash, contracts and retainage receivable, accounts payable and current maturities of long-term debt approximates fair value, principally because of the short-term maturity of these items. The fair value of the Company's long-term debt approximates carrying value as the debt was taken at the Company's current borrowing rate.

     4.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to fifteen years.

     5.  Income Taxes

         The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

     6.  Per Share Data

         The computation of net income (loss) per share is based on the weighted average number of shares of common stock outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

         The weighted average number of shares outstanding for the years presented is as follows:

                                   1998        1997        1996
                                 ---------   ---------   ---------

            Basic shares         9,000,000   9,000,000   9,000,000
            Dilution (options)     742,127        --          --
                                 ---------   ---------   ---------
            Diluted shares       9,742,127   9,000,000   9,000,000
                                 =========   =========   =========

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

         Options and warrants to purchase 4,777,000 shares of common stock were not included in the 1998 computation of diluted net income per share because the exercise price of those options and warrants was greater than the average market price of the common stocks. In 1997 and 1996, options and warrants to purchase 6,672,000 and 4,777,000, respectively, were not included in the computation of diluted net loss per share because the effect would be antidilutive.


NOTE B - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts consist of the following:

                                                       June 30,
                                              ----------------------------
                                                  1998            1997
                                              ------------    ------------

    Costs incurred on uncompleted contracts   $ 75,818,648    $ 25,619,921
    Estimated earnings                           9,240,880       2,987,114
                                              ------------    ------------

                                                85,059,528      28,607,035

    Less billings to date                       87,434,854      30,725,626
                                              ------------    ------------

                                              $ (2,375,326)   $ (2,118,591)
                                              ============    ============

     Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                         June 30,
                                                --------------------------
                                                   1998            1997
                                                -----------    -----------
    Costs and estimated earnings in excess
        of billings on uncompleted contracts    $ 1,507,471    $   622,951
    Billings in excess of costs and estimated
        earnings on uncompleted contracts        (3,882,797)    (2,741,542)
                                                -----------    -----------

                                                $(2,375,326)   $(2,118,591)
                                                ===========    ===========

               DualStar Technologies Corporation and Subsidiaries

NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                      June 30,
                                               -----------------------
                                                  1998         1997
                                               ----------   ----------

         Accrued compensation                  $2,216,088   $1,397,138
         Current portion of mortgage payable       45,000       45,000
         Other                                  1,769,802      903,863
                                               ----------   ----------

                                               $4,030,890   $2,346,001
                                               ==========   ==========



NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                     June 30,
                                            --------------------------
                                               1998            1997
                                            -----------    -----------

       Building and building improvements   $ 1,759,802    $ 1,749,908
       Automobiles                              325,566        324,360
       Machinery and equipment                1,034,884        775,406
       Computer equipment                       846,586        702,929
       Furniture and fixtures                   141,711        141,711
       Leasehold improvements                        --         26,860
                                            -----------    -----------

                                              4,108,549      3,721,174
       Less accumulated depreciation         (1,023,079)      (592,397)
                                            -----------    -----------

                                              3,085,470      3,128,777
       Land                                     315,000        315,000
                                            -----------    -----------

                                            $ 3,400,470    $ 3,443,777
                                            ===========    ===========

               DualStar Technologies Corporation and Subsidiaries

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

     At June 30, 1998, principal payments under the mortgage loan are as follows:

                            1999                          $  45,000
                            2000                             45,000
                            2001                             45,000
                            2002                             45,000
                            Thereafter                      637,500
                                                          ---------

                                                            817,500
                            Less: current portion           (45,000)
                                                          ---------

                                                           $772,500
                                                          =========

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


NOTE F - SHAREHOLDERS' EQUITY

     In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. The warrants are exercisable for 4,600,000 shares of common stock at $4.00 per share. The warrants became exercisable in February 1996 and will expire in February 2000. The warrants are redeemable by the Company for $.05 per warrant at any time after February 1997, upon thirty days prior written notice if the average closing price of the common stock equals or exceeds $9.00 per share, for any twenty consecutive trading days within a period of thirty days ending within ten days of the notice of redemption. At June 30, 1998, all warrants are outstanding.

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

     The following is a summary of the items giving rise to deferred tax benefits at June 30, 1998 and 1997:

                                                      June 30,
                                             --------------------------
                                                 1998          1997
                                             -----------    -----------

       Current
           Allowance for doubtful accounts   $   105,000    $ 1,322,000
                                             -----------    -----------

       Long-term
           Net operating loss carryforward     4,539,000      3,239,000
           Accumulated depreciation               20,000        (26,000)
                                             -----------    -----------

                                               4,559,000      3,213,000
                                             -----------    -----------

       Total deferred tax assets               4,664,000      4,535,000

       Less: valuation allowance              (3,562,000)    (3,433,000)
                                             -----------    -----------

       Net deferred tax assets               $ 1,102,000    $ 1,102,000
                                             ===========    ===========

     Management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the tax benefits of $1,102,000, but will less than likely realize the benefit on the balance of the deferred tax assets, and therefore, has recorded a valuation allowance.

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

               DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

                                                   June 30,
                                         ---------------------------
                                             1998           1997
                                         -----------    ------------

Statutory federal income tax (benefit)   $   189,000    $(2,214,000)
State and local income taxes                  41,000         39,000
Net operating loss carryforward           (1,489,000)       824,000
Valuation allowance                          129,000      2,508,000
Allowance for doubtful accounts            1,217,000     (1,160,000)
Accumulated depreciation                     (46,000)        42,000
Prior year underaccrual                         -             5,000
                                         -----------    ------------

                                         $    41,000    $    44,000
                                         ===========    ============


     The Company has available for federal income tax purposes, net operating losses of approximately $7,925,000 and for state and local tax purposes, net operating losses of approximately $9,236,000, expiring in the years 2011 to 2013. The Company's ability to utilize net operating losses to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

     In 1998, no federal income tax expense was recorded as a result of a benefit of $189,000 for the utilization of a portion of the net operating loss carryforward for financial accounting purposes.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE H - COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under operating leases expiring at various dates through July 2002. At June 30, 1998, minimum rental commitments under noncancellable operating leases are as follows:

                            1999                     $211,000
                            2000                      152,000
                            2001                      106,000
                            2002                       13,000
                                                   ----------

                                                     $482,000
                                                   ==========

     Equipment rent for the years ended June 30, 1998, 1997 and 1996 was $282,000, $277,000, and $127,000, respectively.

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

     The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 1998, 1997 and 1996, the Company contributed $3,518,000, $1,859,000 and $1,344,000, respectively.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE H - (CONTINUED)

     In prior years, Associates was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Associates was responsible for the mechanical portion of the contract, and its co-venturer was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Associates. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and the related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

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

     In September 1997, Associates filed a complaint in the Supreme Court of the State of New York, King's County, against the co-venturer and two of the co-venturer's officers for breach of contract in the amount of $4.1 million.

               DualStar Technologies Corporation and Subsidiaries

NOTE I - RELATED PARTY TRANSACTIONS

     At June 30, 1997, the Company had a loan to a former member of its Board of Directors of approximately $73,000. The loan was collateralized by 65,250 shares of the Company's common stock, bore interest at 8.75% per annum. The principal and interest of the loan was repaid in September 1997.

     The Company leases shop space on a month-to-month basis from a company in which certain officers own a majority interest. Rent expense for the years ended June 30, 1998, 1997 and 1996 was $25,000, $66,000 and $65,000,
     respectively.

     At June 30, 1998, the Company had a loan from an officer of $185,000. The loan is due on demand.


NOTE J - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, trade accounts receivable and retainage receivable.

     The Company maintains its cash in accounts which exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

     The Company performs construction contracts for, and extends credit to, private owners and general contractors located in the New York Tri-State area. The Company is directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 1998, revenue from three customers amounted to approximately 24%, 12% and 10% of total revenue, respectively. For the year ended June 30, 1997, revenue from three customers amounted to approximately 25%, 16% and 13% of total revenue, respectively. For the year ended June 30, 1996, revenue from three customers amounted to approximately 33%, 18% and 15% of total revenue, respectively.

               DualStar Technologies Corporation and Subsidiaries

NOTE K - STOCK OPTION PLAN

     In 1994, the Company adopted a stock option plan accounted for under APB No. 25. The plan allows the Company to grant options to employees for up to 2.2 million shares of common stock. In general, the options have a term of seven years from the date of grant and vest at the end of the third year. For all options granted to date, the exercise price of each option is higher than the market price of the Company's stock on the date of grant.

     Pursuant to the Company's founding officers' employment agreements, the founding officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if Company pretax earning criteria are met. Through June 30, 1998, none of the pre-determined criteria were met and no stock options were granted to the officers.

     Effective July 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost of the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share would have been:

                                                        1998            1997                1996
                                                      --------      ------------       ------------
         Net income (loss)          As reported       $555,846      $(6,511,666)       $(3,774,011)
                                    Pro forma         $271,596      $(7,364,516)       $(3,774,011)

         Basic income (loss)        As reported         $0.06            $(0.72)            $(0.42)
            per share               Pro forma           $0.03            $(0.82)            $(0.42)

         Diluted income (loss)      As reported         $0.06            $(0.72)            $(0.42)
            per share               Pro forma           $0.03            $(0.82)            $(0.42)


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

               DualStar Technologies Corporation and Subsidiaries

NOTE K - (CONTINUED)

     A summary of information relative to the Company's stock option plan follows:

                                                                Weighted
                                          Number of Shares    Average Price
                                          ----------------    -------------

    Outstanding at June 30, 1995 and 1996           177,000        $   3.00
    Granted in fiscal 1997                        1,895,000        $   0.75
                                                  ---------

    Outstanding at June 30, 1997 and 1998         2,072,000        $   0.94
                                                  =========


     The following information applies to options outstanding at June 30, 1998:

        Number outstanding                                         2,072,000
        Range of exercise prices                              $0.75 TO $3.00
        Weighted average exercise price                                $0.94
        Weighted average remaining contractual life                  7 YEARS
        Number exercisable                                         2,033,000
        Weighted average exercise price                                $0.86


NOTE L - EMPLOYEE BENEFIT PLAN

     In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 1998, 1997 and 1996, the Company made no contribution to the plan.

               DualStar Technologies Corporation and Subsidiaries

NOTE M - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). The Company will implement SFAS 130 and SFAS 131 as required in fiscal 1999, which require the Company to report and display certain information related to comprehensive income and operating segments, respectively. Adoption of SFAS 130 and SFAS 131 will not impact the Company's financial position or results of operations.


NOTE N - SUBSEQUENT EVENT

     In July 1998, the Company entered a $1 million loan agreement with an investment group. The loan and any unpaid interest is due and payable on demand and bears an interest rate of 10% per annum. The loan is collateralized by the Company's building, subordinate to the building's first mortgage, in addition to the Company's cash and accounts receivable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              DUALSTAR TECHNOLOGIES CORPORATION


                                              By   /s/ GREGORY CUNEO
                                                -------------------------
                                                Gregory Cuneo
                                                President and Chief
                                                Executive Officer

Dated: September 25, 1998

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                      Title                                      Date
---------                      -----                                      ----
 /s/ GREGORY CUNEO             President, Chief Executive          September 25,1998
----------------------         Officer and Director
Gregory Cuneo


 /s/ ROBERT BIRNBACH           Vice President and                  September 25, 1998
----------------------         Chief Financial  Officer
Robert Birnbach                [Principal Financial Officer]



 /s/ JOSEPH C. CHAN            Vice President and                  September 25, 1998
----------------------         Chief Accounting Officer
Joseph C. Chan                 [Principal Accounting Officer]



 /s/ GARY DELUCA               Director                            September 25, 1998
----------------------
Gary DeLuca


 /s/ RONALD FREGARA            Director                            September 25, 1998
----------------------
Ronald Fregara


 /s/ ELVEN M. TANGEL           Director                            September 25, 1998
----------------------
Elven M. Tangel







Signature                               Title                                  Date
---------                               -----                                  ----

 /s/ ARMANDO SPAZIANI                   Director                               September 25, 1998
--------------------------
Armando Spaziani


 /s/ MICHAEL J. ABATEMARCO              Director                               September 25, 1998
--------------------------
Michael J. Abatemarco


 /s/ STEPHEN J. YAGER                   Executive Vice   President,            September 25, 1998
--------------------------              Secretary and Director
Stephen J. Yager

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


              11-30 47th Avenue, Long Island City, New York 11101
              (Address of principal executive offices) (Zip Code)



                                 (718) 340-6655
              (Registrant's telephone number, including area code)

Although the Company had net income of approximately $556,000 for the year ended June 30, 1998, the Company experienced losses of approximately $6.5 million and $3.8 million for the years ended June 30, 1997 and 1996, respectively. At June 30, 1998 and 1997, working capital was approximately $364,000 and $263,000, respectively. To improve working capital, the Company continues to consolidate certain subsidiaries' operations and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the foregoing, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve these plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.


YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by the end of 1998. Phase III, to be completed by mid-1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) third-party relationships.

The Company, in accordance with Phase I of the program, is in the process of conducting an internal review of all systems and contacting all software suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not Y2K compliant but were already scheduled for replacement by the end of 1998. In the third-party area, the Company has contacted most of its major third parties. Most of these parties state that they intend to be Y2K compliant by 2000.

The Company believes the replacement and labor costs to bring the core financial, reporting and informational system applications into compliance will not have a material effect on the Company's financial statements in fiscal 1999 and 2000. The Company has yet to determine what costs will be incurred in connection with the third party area.

INFLATION

The Company has continued to experience the benefits of a low inflation economy in the New York Tri-State area. In general, the Company enters into long-term fixed price contracts which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.


RESULTS OF OPERATIONS

Fiscal 1998 Compared to Fiscal 1997

Contract revenues increased 28.1% in 1998 to $94.3 million, up $20.7 million from 1997. The increase was due primarily to the improvement in the New York City Metropolitan area's economy and the implementation of the Company's business plan to create a larger group of related and integrated businesses.

Gross profit increased $6.5 million in 1998 to $8.7 million from 1997. The gross profit margins were 9.3% and 3.0% for the years ended June 30, 1998 and 1997, respectively. The increases in gross profit and gross profit margins were attributable to increases in revenues, increased control over project costs and higher margins on new projects.

Consolidated backlog at June 30, 1998 was approximately $42.2 million, compared to $78.1 million at June 30, 1997. The Company continues to bid on projects of all sizes and bid volume remains active. Opportunities to obtain large projects exist and therefore backlog could substantially increase. However, it is very difficult to predict the nature and timing of large projects upon which the Company has bid and the outcome of the bidding process. In addition, the Company's businesses are competitive and cyclical in nature. Therefore, the Company cannot predict with certainty future contracts, revenue and gross profit.

Even though contract revenues increased substantially in 1998, general and administrative expenses decreased from 1997. The Company recorded a one-time write-off of $400,000 of leasehold improvements due to the relocation of the Company's headquarters in 1997. Excluding the write-off in 1997, general and administrative expenses decreased 2.1% in 1998 to $8.1 million, down $185,000 from 1997; therefore, as a percentage of revenue, general and administrative expenses decreased to 8.6% for 1998 from 11.8% for 1997. The improvements were due primarily to the reorganization and overhead reduction of the Company's mechanical contracting and service businesses undertaken in the latter part of fiscal 1997 and in fiscal 1998.

                                 INDEX EXHIBITS
                                 --------------

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

10.15         Secured Promissory Note and Security Agreement between the
              Registrant and Technology Investors Group, LLC, dated July 24,
              1998.

21.1          Subsidiaries of the Registrant.

23.1 Consent of Grant Thornton LLP, dated September 15, 1998, with respect to Form S-8 filing (File No. 33-97708), effective October
              3, 1995.

27.1          Financial Data Schedule (electronic filings only).


(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33- 83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1996.