Form 10-Q
period 1998-09-30
DUALSTAR TECHNOLOGIES CORP
filed 1998-11-17
CIK 929546

Securities and Exchange Commission
                   Washington, D.C. 20549

                          Form 10-Q

                         (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998
                             or
[  ] Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition Period From
to                             .

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

Common Stock, $.01 Par Value --- 9,000,000 shares as of November 12, 1998

                            Index

              DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - September
        30, 1998 and June 30, 1998

        Condensed consolidated statements of income -
        Three months ended September 30, 1998 and 1997

        Condensed consolidated statements of cash flows -
        Three months ended September 30, 1998 and 1997

        Notes to condensed consolidated financial statements - September 30, 1998


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                  September 30,       June 30,
                                     1998               1998
                                   (unaudited)
                                  -------------   --------------
                           ASSETS
Current assets:
  Cash                            $   904,877      $ 1,356,228
  Contracts receivable, net        21,805,390       19,321,514
  Retainage receivable              4,719,146        4,574,252
  Costs and estimated earnings
   in excess of billings on
   uncompleted contracts            1,577,879        1,507,471
  Deferred tax asset - current        178,000          178,000
  Prepaid expenses and sundry
   receivable                         671,624          427,725
                                  ------------     ------------
Total current assets               29,856,916       27,365,190

Property and equipment, net         3,281,378        3,400,470

Other assets:
  Deferred tax asset - long-term      924,000          924,000
  Other                             1,663,474        1,655,099
                                  ------------     ------------
Total assets                      $35,725,768      $33,344,759
                                  ============     ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                $19,655,179      $19,086,827
  Billings in excess of costs
   and estimated earnings on
   uncompleted contracts            4,701,668        3,882,797
  Accrued expenses and other
   liabilities                      5,089,453        4,030,890
                                  ------------     ------------
Total current liabilities          29,446,300       27,000,514

Mortgage payable - long-term          761,250          772,500
Other liabilities                     139,974          204,576
                                  ------------     ------------
Total liabilities                  30,347,524       27,977,590
                                  ------------     ------------

Contingencies

Shareholders' equity:
  Common stock                         90,000           90,000
  Additional paid-in capital       14,995,836       14,995,836
  Deficit                          (9,707,592)      (9,718,667)
                                  ------------     ------------
Total shareholders' equity          5,378,244        5,367,169
                                  ------------     ------------
Total liabilities and
 shareholders' equity             $35,725,768      $33,344,759
                                  ============     ============

  See notes to condensed consolidated financial statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                         (UNAUDITED)


                                          1998            1997
                                      ------------    ------------

Contract revenues earned              $19,939,205     $22,721,247
Cost of revenues earned                17,812,540      20,366,999
                                      ------------    ------------
Gross profit                            2,126,665       2,354,248
General and administrative expenses     2,115,590       1,874,086
                                      ------------    ------------
Net income                            $    11,075     $   480,162
                                      ============    ============

Basic income per share:
  Net income per share                        $ -           $0.05
  Weighted average shares outstanding   9,000,000       9,000,000

Diluted income per share:
  Net income per share                        $ -           $0.05
  Weighted average shares outstanding   9,946,968       9,341,045

  See notes to condensed consolidated financial statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                         (UNAUDITED)


                                          1998           1997
                                      ------------   ------------
Cash (used in) provided by
 operating activities                 $(1,343,033)   $   422,235
                                      ------------   ------------

Cash flows from investing activities:
  Acquisition of property and
   equipment                              (22,845)      (326,452)
                                      ------------    -----------
Net cash used in investing activities     (22,845)      (326,452)
                                      ------------    -----------
Cash flows from financing activities:
  Proceeds from short-term loan         1,000,000              -
  Principal payments on capital
   lease obligations                      (74,223)       (21,592)
  Principal payments on mortgage          (11,250)        (7,500)
                                      ------------    -----------
Net cash provided by (used in)
 financing activities                     914,527        (29,092)
                                      ------------    -----------
Net (decrease) increase in cash          (451,351)        66,691
Cash - beginning of period              1,356,228      1,110,615
                                      ------------    -----------
Cash - end of period                  $   904,877     $1,177,306
                                      ============    ===========






  See notes to condensed consolidated financial statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

                     SEPTEMBER 30, 1998


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information  and  with the instructions  to  Form  10-Q  and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1998.


NOTE B - NET INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share includes the dilutive effect of securities that can be converted into common stock, including options and warrants, unless the effect is anti-dilutive.

The weighted average number of shares outstanding for the periods presented is as follows:

                              Three Months Ended
                                September 30,
                               1998        1997
                            ----------  ----------
     Basic shares            9,000,000   9,000,000
     Dilution (options)        946,968     341,045
                            ----------  ----------
     Diluted shares          9,946,968   9,341,045
                            ==========  ==========

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

General

DualStar Technologies Corporation, through its wholly owned subsidiaries, provides mechanical, electrical, electronic and control, environmental, security, telecommunications, direct broadcast satellite and cable television, and high-speed Internet access systems, services and solutions to a wide range of customers primarily in the New York Tri-State area.

Certain information contained in this report includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which is subject to certain risks and uncertainties, including those "Risk Factors" set forth in DualStar Technologies Corporation and Subsidiaries' (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.


Capital Resources and Liquidity

Cash balances at September 30, and June 30, 1998 were approximately $0.9 million and $1.4 million, respectively. The Company's operations used approximately $1.3 million of cash in the three months ended September 30, 1998, and provided approximately $0.4 million of cash in the three months ended September 30, 1997.

Further, in the three months ended September 30, 1998 and 1997, the Company acquired capital assets of approximately $23,000 and $326,000, respectively, substantially all of which represented investments in telecommunication infrastructure systems for buildings in return for rights to provide telephone, cable television and high-speed Internet services to the buildings' residents.

In July 1998, the Company entered a $1 million loan agreement with an investment group. The loan and any unpaid interest is due and payable on demand and bears an interest rate of 10% per annum. The loan is collateralized by the Company's building (which is subordinate to the building's first mortgage) and the Company's cash and accounts receivable.


Although the Company had net income of approximately $11,000 and $556,000 for the three months ended September 30, 1998 and the year ended June 30, 1998, respectively, the Company experienced losses of approximately $6.5 million and $3.8 million for the years ended June 30, 1997 and 1996, respectively. At September 30, and June 30, 1998, working capital was approximately $409,000 and $365,000, respectively. To improve working capital, the Company continues to consolidate certain subsidiaries' operations and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized their engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the foregoing, current cash on hand, and future cash from operating and investing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve these plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.


Results of Operations

Contract revenues decreased 12.2% in the three months ended September 30, 1998 to $19.9 million, down $2.8 million from the comparable period of 1997. The decrease was due primarily to the Company either completing or beginning several large contracts. Since such revenue streams typically peak during the middle of a project, this depressed contract revenues during this period.

Gross profit decreased $0.2 million in the three months ended September 30, 1998 to $2.1 million from the comparable period in 1997. The gross profit margins were 10.7% and
10.4%  for  the three months ended September  30,  1998  and
1997, respectively. The decrease in gross profit was attributable to the decrease in contract revenues.

General and administrative expenses increased $0.2 million in the three months ended September 30, 1998 to $2.1 million from the comparable period of 1997. As a percentage of revenue, general and administrative expenses increased to 10.6% for the three months ended September 30, 1998 from 8.2% for the three months ended September 30, 1997. The increase as a percentage of revenue was due primarily to the decrease in contract revenues.

                         Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DualStar Technologies
Corporation


Date November 16, 1998             By: GREGORY CUNEO
                                   Gregory Cuneo
                                   President and Chief Executive Officer


Date November 16, 1998             By: ROBERT BIRNBACH
                                   Robert Birnbach
                                   Vice President and Chief Financial Officer


Date November 16, 1998             By: JOSEPH CHAN
                                   Joseph Chan
                                   Vice President and Chief Accounting Officer