Form 10-Q
period 1998-12-31
DUALSTAR TECHNOLOGIES CORP
filed 1999-02-16
CIK 929546

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Quarterly Period Ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the Transition Period From _____________ to ______________ .

Commission file number   0-25552
                       ---------


                       DUALSTAR TECHNOLOGIES CORPORATION

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          13-3776834
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


                 11-30 47TH AVENUE, LONG ISLAND CITY, NY 11101
-------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

                                 (718) 340-6655
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No      .
                                             -----    -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

   COMMON STOCK, $.01 PAR VALUE -- 9,000,000 SHARES AS OF FEBRUARY 12, 1999

-------------------------------------------------------------------------------

                                     INDEX

                       DUALSTAR TECHNOLOGIES CORPORATION



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - December 31, 1998 and June 30,
          1998

        Condensed consolidated statements of operations - Three and six months ended December 31, 1998 and 1997

        Condensed consolidated statements of cash flows - Six months ended
          December 31, 1998 and 1997

        Notes to condensed consolidated financial statements - December 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              DECEMBER 31,      JUNE 30,
                                                                  1998           1998
                                                              ------------   ------------
                                                               UNAUDITED)
                                     ASSETS
CURRENT ASSETS:

     Cash                                                    $  2,509,179    $  1,356,228
     Contracts receivable, net                                 19,108,999      19,321,514
     Retainage receivable                                       3,640,715       4,574,252
     Costs and estimated earnings in excess of

          billings on uncompleted contracts                     2,687,107       1,507,471
     Deferred tax asset - current                                 178,000         178,000
     Prepaid expenses and sundry receivable                       791,683         427,725
                                                             ------------    ------------
TOTAL CURRENT ASSETS                                           28,915,683      27,365,190
PROPERTY AND EQUIPMENT, NET                                     3,249,118       3,400,470
OTHER ASSETS:

     Deferred tax asset - long-term                               924,000         924,000
     Other                                                      1,783,177       1,655,099
                                                             ============    ============
TOTAL ASSETS                                                 $ 34,871,978    $ 33,344,759
                                                             ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

      Accounts payable                                       $ 16,742,400    $ 19,086,827
      Billings in excess of costs and estimated
          earnings on uncompleted contracts                     5,631,297       3,882,797
      Accrued expenses and other liabilities                    3,925,190       4,030,890
                                                             ------------    ------------
TOTAL CURRENT LIABILITIES                                      26,298,887      27,000,514
Subordinated convertible note                                   2,500,000            --
Mortgage payable - long-term                                      750,000         772,500
Other liabilities                                                 187,750         204,576
                                                             ------------    ------------
TOTAL LIABILITIES                                              29,736,637      27,977,590
                                                             ------------    ------------
CONTINGENCIES
SHAREHOLDERS' EQUITY:

      Common stock                                                 90,000          90,000
      Additional paid-in capital                               14,995,836      14,995,836
      Deficit                                                  (9,950,495)     (9,718,667)
                                                             ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                      5,135,341       5,367,169
                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 34,871,978    $ 33,344,759
                                                             ============    ============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                      FOR THE THREE MONTHS ENDED DECEMBER 31,  FOR THE SIX MONTHS ENDED DECEMBER 31,
                                      ---------------------------------------  -------------------------------------
                                             1998                 1997                1998               1997
                                        ----------------   ----------------     ---------------    ---------------

Contract revenues earned                  $ 21,150,276       $ 26,163,105        $ 41,089,481       $ 48,884,352
Cost of revenues earned                     19,254,155         23,693,331          37,066,695         44,060,330
                                          ------------       ------------        ------------       ------------
Gross profit                                 1,896,121          2,469,774           4,022,786          4,824,022
General and administrative expenses          2,139,024          2,227,490           4,254,614          4,101,576
                                          ------------       ------------        ------------       ------------
(Loss) income before provision
      for income taxes                        (242,903)           242,284            (231,828)           722,446
Provision for income taxes                        --                 --                  --                 --
                                          ============       ============        ============       ============
Net (loss) income                         $   (242,903)      $    242,284        $   (231,828)      $    722,446
                                          ============       ============        ============       ============


Basic (loss) income per share:
  Net (loss) income per share                   $(0.03)             $0.03              $(0.03)             $0.08
  Weighted average shares outstanding        9,000,000          9,000,000           9,000,000          9,000,000


Diluted (loss) income per share:
  Net (loss) income per share                   $(0.03)             $0.03              $(0.03)             $0.08
  Weighted average shares outstanding        9,000,000          9,568,409           9,000,000          9,447,675


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED DECEMBER 31,

                                  (UNAUDITED)


                                                             1998               1997
                                                          -----------       -----------

CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           $(2,043,856)      $   729,018
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                   (179,746)         (450,881)
                                                          -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                        (179,746)         (450,881)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term loan                          1,000,000              --
     Proceeds from subordinated convertible note            2,500,000              --
     Principal payments on capital lease obligations         (100,947)          (31,118)
     Principal payments on mortgage                           (22,500)          (18,750)
                                                          -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES         3,376,553           (49,868)
                                                          -----------       -----------
NET INCREASE IN CASH                                        1,152,951           228,269
CASH - BEGINNING OF PERIOD                                  1,356,228         1,110,615
                                                          ===========       ===========
CASH - END OF PERIOD                                      $ 2,509,179       $ 1,338,884
                                                          ===========       ===========






            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               DECEMBER 31, 1998

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

NOTE B - NET (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the period. Diluted (loss) income per share includes the dilutive effect of securities that can be converted into common stock, including options, warrants and convertible debt, unless the effect is anti-dilutive.

The weighted average number of shares outstanding for the periods presented is as follows:

                           Three Months Ended            Six Months Ended
                              December 31,                  December 31,
                         ----------------------      ----------------------
                            1998         1997           1998        1997
                         ---------    ---------      ---------    ---------

Basic shares             9,000,000    9,000,000      9,000,000    9,000,000
Dilution (options)            --        568,409           --        447,675
                         =========    =========      =========    =========
Diluted shares           9,000,000    9,568,409      9,000,000    9,447,675
                         =========    =========      =========    =========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               DECEMBER 31, 1998

NOTE C - SUBORDINATED CONVERTIBLE NOTE

On November 25, 1998, the Company sold to an investment group a subordinated convertible note in the principal amount of $2.5 million, due and payable on May 25, 2001. The note and unpaid interest bear an interest rate of 7.5% per annum and is payable semi-annually at the option of the Company. Interest that is not paid is added to the principal. In the event of default, the lender may declare the principal and unpaid interest immediately due and payable, and the outstanding amount will bear an interest rate of 12.5% per annum thereafter.

The note is subordinated to the first mortgage of the Company's building and to the rights of financial institutions lending money to the Company.

During or at the maturity of the note, the lender has an option to convert the note into fully-paid and nonassessable shares of the Company's common stock. The number of shares issued upon the conversion shall not exceed 1,791,000 shares, or 19.9% of the Company's outstanding shares on November 25, 1998. Initially, the conversion price is $1.40 per share and will be reset on the 180th day following closing and every 90 days thereafter. The reset conversion price will be the lower of: (i) the average closing price of the Company's common stock on the 20 trading days immediately preceding the reset date or
(ii) the initial conversion price of $1.40. The number of shares that can be received upon conversion will be adjusted proportionately for certain transactions, such as stock dividends and splits, and stockholder distributions.

If the number of shares issued upon the conversion times the conversion price is less than the note principal and unpaid interest, the difference, at the Company's option, will be payable in cash or a one-year term note. The term note will be secured by the Company's assets and bear an interest rate of 12.5% per annum.

The Company may require the lender to convert the note into shares of the Company's common stock at the applicable conversion price in effect on such date if, at anytime after the 181st day following closing, the closing price of the common stock, for 20 consecutive days, is $3.00 or more per share. Also at the end of the term, at the option of the Company, in lieu of paying the lender the entire note amount, the Company shall have the right to force the conversion of 25% of the outstanding balance of the note amount into common stock.

Under the $2.5 million note agreement, the Company has certain restrictions on certain transactions, such as acquisition of additional indebtedness, related party transactions, transfer and disposition of assets, issuance of stock options, stock dividends and splits, and stock repurchases.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               DECEMBER 31, 1998

NOTE C - (CONTINUED)

The Company also agreed to increase the total number of directors to eight. The investment group has the right to designate, and the Company will use its best efforts to cause the election of, a person reasonably acceptable to the Board of Directors to fill such newly created directorship. On February 11, 1999, the investment group's nominee was elected to the Company's Board of Directors.

NOTE D - SUBORDINATED NOTE

In July 1998, the Company sold to an investment group a $1 million subordinated note. The note bears an interest rate of 10% per annum and is collateralized by the Company's building, subordinate to the building's first mortgage, in addition to the Company's cash and accounts receivable. The note and any interest was due and payable on demand.

On November 25, 1998, in connection with the $2.5 million subordinated convertible note, referred to in Note C above, the maturity date of the $1 million subordinated note was extended to November 25, 1999 and provisions relating to events of default were added.

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

Certain information contained in this report include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to certain risks and uncertainties, including those "Risk Factors" set forth in DualStar Technologies Corporation and Subsidiaries' (the "Company") Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and which speak only as of the date hereof. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at December 31, and June 30, 1998 were approximately $2.5 million and $1.4 million, respectively. The Company's operations used approximately $2.0 million of cash in the six months ended December 31, 1998, and provided approximately $0.7 million of cash in the six months ended December 31, 1997.

Further, in the six months ended December 31, 1998 and 1997, the Company acquired capital assets of approximately $180,000 and $451,000, respectively, substantially all of which represented investments in telecommunication infrastructure systems for buildings in return for rights to provide telephone, television and high-speed Internet services to the buildings' residents.

In July and November 1998, the Company entered into a $1 million subordinated note agreement and a $2.5 million subordinated convertible note agreement, respectively, with an investment group, as described in Notes C and D of the Notes to Condensed Consolidated Financial Statements above.

YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K compliance. Phase I is the identification of those systems through which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by the end of June 1999. Phase III, to be completed by September 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) system and software suppliers.

The Company, in accordance with Phase I of the program, conducted an internal review of its systems and contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems are not yet Y2K compliant but are scheduled for replacement by the end of March 1999 and the final testing of the replaced systems is scheduled to be completed by August 1999 to ensure Y2K compliance. The Company's non-compliant informational systems are scheduled for replacement by the end of June 1999 and are scheduled to be tested for compliance by September 1999. The Company believes the currently estimated replacement and labor costs to bring the core financial, reporting and informational system applications into compliance should not have a material adverse effect on the Company's financial condition in fiscal 1999 and 2000, although there can be no assurance of this.

The Company has contacted most of its major suppliers with regards to Y2K compliance. While most of these suppliers state that they are, or intend to be, Y2K compliant by 2000, the Company has not yet received any confirmations from the fire and security alarm system suppliers. If the systems provided by these suppliers are not Y2K compliant, the Company may have to purchase Y2K compliant fire and security alarm systems from other suppliers. The Company, however, does not foresee any difficulty in procuring the Y2K compliant systems. In addition, the Company is currently in the process of assessing costs of replacing existing non-compliant fire and security alarm systems, if any.

RESULTS OF OPERATIONS

Contract revenues decreased 19.2% in the three months ended December 31, 1998 to $21.2 million, down $5.0 million from the comparable period of 1997. Contract revenues decreased 15.9% in the six months ended December 31, 1998 to $41.1 million, down $7.8 million from the comparable period in 1997. The decreases were due primarily to the Company either completing or beginning several large contracts. Since such revenue streams typically peak during the middle of a project, this depressed contract revenues during these periods.

Gross profit decreased $0.6 million in the three months ended December 31, 1998 to $1.9 million from the comparable period in 1997. Gross profit decreased $0.8 million in the six months ended December 31, 1998 to $4.0 million from the comparable period in 1997. The gross profit margins were 9.0% and 9.4% for the three months ended December 31, 1998 and 1997, respectively. The gross profit margins were 9.8% and 9.9% for the six months ended December 31, 1998 and 1997, respectively. The decrease in gross profit was attributable to the decrease in contract revenues.

General and administrative expenses were relatively unchanged for the three and six months ended December 31, 1998 from the comparable periods in 1997. However, as a percentage of revenue, general and administrative expenses increased to 10.1% for the three months ended December 31, 1998 from 8.5% for the comparable period in 1997, and 10.4% for the six months ended December 31, 1998 from 8.4% for the comparable period in 1997. The increases were due primarily to the decrease in contract revenues.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 25, 1998, the Company sold a 7.5% subordinated convertible note, due May 25, 2001, to Technology Investors Group, LLC ("TIG"), a venture capital firm, for $2.5 million. The note is convertible at the option of TIG into 1,791,000 shares of the Company's common stock, or 19.9% of DualStar shares issued and outstanding as of the closing date, at an initial conversion price of $1.40 per share. The initial conversion price will be reset on the 180th day following closing and every 90 days thereafter. The Company relied on an exemption from registration under the Securities Act of 1933, as amended, provided by section 4(2) and Regulation D promulgated thereunder. The Company anticipates using the proceeds to expand its share of target markets, for acquisitions if and when such opportunities become available, and for general corporate purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 1998, the Company held its 1998 Annual Meeting of Stockholders of DualStar Technologies Corporation for the election of directors and to consider proposals to amend the Company's 1994 Stock Option Plan and ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 8,727,044 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 9,000,000 shares issued and outstanding.

The following individuals were elected as directors for one year terms by the following votes:

                                       For              Withheld
                                       ---              --------
Michael J. Abatemarco               8,585,318           141,726
Gregory Cuneo                       8,585,318           141,726
Ronald Fregara                      8,585,318           141,726
Armando Spaziani                    8,585,318           141,726
Raymond L. Steele                   8,585,318           141,726
Elven M. Tangel                     8,585,318           141,726
Stephen J. Yager                    8,585,318           141,726


The amendment of the 1994 Stock Option Plan to (i) increase the number of shares available for grant under the 1994 Plan from 2.2 million to 3.5 million, and (ii) add all directors of the Company as persons eligible for grant of options, was approved and received the following votes:


For                      Against                   Abstain
---                      -------                   -------

3,815,092                529,856                   204,430


The appointment of Grant Thornton LLP as the Company's auditors for fiscal year 1999 was ratified and received the following votes:


For                      Against                   Abstain
---                      -------                   -------

8,399,894                136,950                   190,200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) This Report contains the following Exhibits as required by Item 601 of Regulation S-K.

      10.16 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998, in the sum of $2,500,000;

      10.17 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of a subordinated convertible note ("Note");

      10.18 Registration Rights Agreement, dated as of November 25, 1998, relating to the provision of certain registration rights in connection with the purchase and sale of the Note;

      10.19 Stockholders' Agreement, dated as of November 25, 1998, relating to certain matters in connection with the purchase and sale of the Note.


(b) A Current Report on Form 8-K was filed on November 25, 1998 with respect to Item 5 of Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DualStar Technologies Corporation

Date   February 16, 1999      By:   GREGORY CUNEO
     ----------------------       -------------------------
                                    Gregory Cuneo
                                    Chairman of Board, President
                                    and Chief Executive Officer


Date   February 16, 1999      By:   ROBERT  BIRNBACH
     ----------------------       -------------------------
                                    Robert Birnbach
                                    Vice President and Chief Financial Officer


Date   February 16, 1999      By:   JOSEPH CHAN
     ----------------------       --------------
                                    Joseph Chan
                                    Vice President and Chief Accounting Officer

                               Index to Exhibits


Exhibit No.                         Description


10.16 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998, in the sum of $2,500,000;

10.17 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of a subordinated convertible note ("Note");

10.18 Registration Rights Agreement, dated as of November 25, 1998, relating to the provision of certain registration rights in connection with the purchase and sale of the Note;

10.19 Stockholders' Agreement, dated as of November 25, 1998, relating to certain matters in connection with the purchase and sale of the Note.