Form 10-Q/A
period 1998-09-30
DUALSTAR TECHNOLOGIES CORP
filed 1999-03-03
CIK 929546

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

 Per the Securities and Exchange Commission's advice, a Year
 2000 Compliance section is added to the Management's
 Discussion and Analysis of Financial Condition and Results of Operations of this amended Form 10-Q for the quarterly period ended September 30, 1998.

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

Item 6. Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                  September 30,       June 30,
                                     1998              1998
                                 (unaudited)
                           ASSETS
Current assets:
  Cash                            $   904,877        $ 1,356,228
  Contracts receivable, net        21,805,390         19,321,514
  Retainage receivable              4,719,146          4,574,252
  Costs and estimated earnings
    in excess of billings on
    uncompleted contracts           1,577,879          1,507,471
  Deferred tax asset - current        178,000            178,000
  Prepaid expenses and sundry
    receivable                        671,624            427,725
                                  ------------       ------------
Total current assets               29,856,916         27,365,190

Property and equipment, net         3,281,378          3,400,470

Other assets:
  Deferred tax asset -
    long-term                         924,000            924,000
  Other                             1,663,474          1,655,099
                                  ------------       ------------
Total assets                      $35,725,768        $33,344,759
                                  ============       ============

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                $19,655,179        $19,086,827
  Billings in excess of costs
    and estimate earnings on
    uncompleted contracts           4,701,668          3,882,797
  Accrued expenses and other
    liabilities                     5,089,453          4,030,890
                                  ------------       ------------
Total current liabilities          29,446,300         27,000,514

Mortgage payable - long-term          761,250            772,500
Other liabilities                     139,974            204,576
                                  ------------       ------------
Total liabilities                  30,347,524         27,977,590
                                  ------------       ------------

Contingencies

Shareholders' equity:
  Common stock                         90,000             90,000
  Additional paid-in capital       14,995,836         14,995,836
  Deficit                          (9,707,592)        (9,718,667)
                                  ------------       ------------
Total shareholders' equity          5,378,244          5,367,169
                                  ------------       ------------
Total liabilities and
  shareholders' equity            $35,725,768        $33,344,759
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

  See notes to condensed consolidated financial statements

     DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                         (UNAUDITED)


                                           1998           1997

Cash (used in) provided by
operating activities                   $(1,343,033)   $   422,235
                                       ------------   ------------

Cash flows from investing activities:
  Acquisition of property and equipment    (22,845)      (326,452)
                                       ------------   ------------
Net cash used in investing activities      (22,845)      (326,452)
                                       ------------   ------------

Cash flows from financing activities:
  Proceeds from short-term loan          1,000,000              -
  Principal payments on capital
    lease obligations                      (74,223)       (21,592)
  Principal payments on mortgage           (11,250)        (7,500)
                                       ------------   ------------
Net cash provided by (used in)
  financing activities                     914,527        (29,092)
                                       ------------   ------------
Net (decrease) increase in cash           (451,351)        66,691
Cash - beginning of period               1,356,228      1,110,615
                                       ------------   ------------
Cash - end of period                   $   904,877    $ 1,177,306
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

The weighted average number of shares outstanding for the periods presented is as follows:

                              Three Months Ended
                                September 30,
                               1998       1997

  Basic shares               9,000,000  9,000,000
  Dilution (options)           946,968    341,045
                             ---------  ---------
  Diluted shares             9,946,968  9,341,045
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


Year 2000 Compliance

The  Year  2000  ("Y2K")  issue is the  result  of  computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer programs will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K compliance. Phase I is the identification of those systems through which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by the end of June 1999. Phase III, to be completed by September 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) system and software suppliers.

The Company, in accordance with Phase I of the program, is in the process of conducting an internal review of its systems and has contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. As of September 30, 1998, the Company's core financial and reporting systems are not yet Y2K compliant but are scheduled for replacement and testing for compliance in the first half of 1999. Also, the Company's non-compliant informational systems are scheduled for replacement and testing for compliance by September 1999. The Company believes the current estimated replacement and labor costs to bring the core financial, reporting and informational system applications into compliance should not have a material adverse effect on the Company's financial condition in fiscal 1999 and 2000, although there can be no assurance of this.

As of September 30, 1998, the Company has contacted most of its major suppliers with regards to Y2K compliance. While those suppliers that had responded to our requests stated that they are, or intend to be, Y2K compliant by 2000, the Company is still waiting for other suppliers' responses. In addition, the Company is in the process of identifying non-compliant systems and software provided by suppliers. If non-compliant systems and/or software are found, the Company will work closely with suppliers for resolutions and seek alternatives from other sources if those suppliers are not able to provide resolutions. At this time, the Company is not able to accurately assess the costs of resolution of the non-compliant systems and software, if any.


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