Form 10-Q
period 1999-03-31
DUALSTAR TECHNOLOGIES CORP
filed 1999-05-17
CIK 929546

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 1999

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

Common Stock, $.01 Par Value --- 9,000,000 shares as of May 12, 1999

Index

DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 1999 and
        June 30, 1998

        Condensed consolidated statements of income - Three and nine months ended March 31, 1999 and 1998

        Condensed consolidated statements of cash flows - Nine months ended March 31, 1999 and 1998

        Notes to condensed consolidated financial statements - March 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K*


Signatures



* No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                            March 31,      June 30,
                                              1999           1998
                                          (unaudited)


ASSETS
Current assets:
  Cash                                    $ 1,300,901      $ 1,356,228
  Contracts receivable, net                20,447,388       19,321,514
  Retainage receivable                      4,967,592        4,574,252
  Costs and estimated earnings in excess
    of billings on uncompleted contracts    3,446,864        1,507,471
  Deferred tax asset - current                178,000          178,000
  Prepaid expenses and sundry receivable      634,291          427,725
                                          ------------     ------------
Total current assets                       30,975,036       27,365,190
Property and equipment, net                 3,240,114        3,400,470
Other assets:
  Deferred tax asset - long-term              924,000          924,000
  Other                                     1,824,336        1,655,099
                                          ------------     ------------
Total assets                              $36,963,486      $33,344,759
                                          ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $18,429,556      $19,086,827
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                               5,138,181        3,882,797
  Accrued expenses and other liabilities    3,645,034        4,030,890
                                          ------------     ------------
Total current liabilities                  27,212,771       27,000,514
Subordinated convertible note               2,500,000                -
Mortgage payable - long-term                  735,000          772,500
Other liabilities                             300,413          204,576
                                          ------------     ------------
Total liabilities                          30,748,184       27,977,590
                                          ------------     ------------
Contingencies
Shareholders' equity:
  Common stock                                 90,000           90,000
  Additional paid-in capital               14,995,836       14,995,836
  Deficit                                  (8,870,534)      (9,718,667)
                                          ------------     ------------
Total shareholders' equity                  6,215,302        5,367,169
                                          ------------     ------------
Total liabilities and shareholders'
  equity                                  $36,963,486      $33,344,759
                                          ============     ============
See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                              For the Three Months         For the Nine Months
                                 Ended March 31,              Ended March 31
                              1999         1998            1999         1998

Contract revenues earned      $20,343,044  $23,242,049     $61,432,525  $72,126,401
Cost of revenues earned        17,072,331   21,250,759      54,139,026   65,311,089
                              ------------ ------------    ------------ ------------
Gross profit                    3,270,713    1,991,290       7,293,499    6,815,312
General and administrative
  expenses                      2,190,752    1,887,410       6,445,366    5,988,986
                              ------------ ------------    ------------ ------------
Income before provision
  for income taxes              1,079,961      103,880         848,133      826,326
Provision for income taxes              -            -               -            -
                              ------------ ------------    ------------ ------------
Net income                    $ 1,079,961  $   103,880     $   848,133  $   826,326
                              ============ ============    ============ ============
Basic income per share:
  Net income per share             $0.12        $0.01           $0.09        $0.09
  Weighted average shares
    outstanding                9,000,000    9,000,000       9,000,000    9,000,000

Diluted income per share:
  Net income per share             $0.10        $0.01           $0.08        $0.09
  Weighted average shares
    outstanding               11,594,766    9,480,933      10,652,955    9,458,781

See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(UNAUDITED)



                                            1999                 1998

Cash (used in) provided by operating
  activities                                $(3,148,135)         $ 1,609,296
                                            ------------         ------------
Cash flows from investing activities:
  Acquisition of property and equipment        (250,989)            (732,302)
                                            ------------         ------------
Net cash used in investing activities          (250,989)            (732,302)
                                            ------------         ------------
Cash flows from financing activities:
  Proceeds from subordinated note             1,000,000                    -
  Proceeds from subordinated convertible
    note                                      2,500,000                    -
  Principal payments on capital lease
    obligations                                (118,703)             (43,589)
  Principal payments on mortgage                (37,500)             (30,000)
                                            ------------         ------------
Net cash provided by (used in) financing
  activities                                  3,343,797              (73,589)
                                            ------------         ------------
Net (decrease) increase in cash                 (55,327)             803,405
Cash - beginning of period                    1,356,228            1,110,615
                                            ------------         ------------
Cash - end of period                         $1,300,901          $ 1,914,020
                                            ============         ============

See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June
30, 1998.

NOTE B - NET INCOME PER SHARE

Basic income per share is based on the average number of common shares outstanding during each period. Diluted income per share is based on an assumption that the convertible subordinated debentures issued in November 1998 were converted into common stock as of its issuance date at the stated conversion rate, with a corresponding elimination of related interest expense, net of any income taxes. In addition, the dilutive effect of option and warrants is included in the dilutive computation. Convertible debt, options and warrants are not included in the computation when their effect is anti-dilutive.

The table below presents the information used to compute diluted income per share:


                        Three months ended           Nine months ended
                            March 31,                   March 31,
                        1999         1998            1999         1998
Numerator
  Net income - basic    $1,079,961   $  103,880      $  848,133   $  826,326
  Interest expense          46,875            -          62,500            -
                        -----------  -----------     -----------  -----------
  Net income - diluted  $1,126,836   $  103,880      $  910,633   $  826,326
                        ===========  ===========     ===========  ===========
Denominator
  Basic shares           9,000,000    9,000,000       9,000,000    9,000,000
  Effect of convertible
    debt                 1,791,000            -         796,000            -
  Effect of options        803,766      480,933         856,955      458,781
                        -----------  -----------     -----------  -----------
  Diluted shares        11,594,766    9,480,933      10,652,955    9,458,781
                        ===========  ===========     ===========  ===========

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MARCH 31, 1999

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

MARCHR 31, 1999

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

NOTE D - SUBORDINATED NOTE

In July 1998, the Company sold to an investment group a $1 million subordinated note. The note bears an interest rate of 10% per annum and is collateralized by the Company's building, subordinate to the building's first mortgage, in addition to the Company's cash and accounts receivable. The note and any interest were due and payable on demand.

On November 25, 1998, in connection with the $2.5 million subordinated convertible note, referred to in Note C above, the maturity date of the $1 million subordinated note was extended to November 25, 1999 and provisions relating to events of default were added.

NOTE E - STOCK OPTION PLAN

In March 1999, the Company granted a total of 979,000 stock options to various
employees and members of the board of directors.   In general, the options
have a term of seven years from the date of grant and vest over a period of two to five years. The exercise price of each option was higher than the market price of the Company's stock on the date of grant.

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

When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions and expectations will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, changes in the pricing environment for the Company's goods and services, regulatory or legislative changes, the Company's dependence on key personnel, the impact of Year 2000 issues which may be more significant than currently anticipated, and the Company's ability to manage growth, in addition to those risk factors set forth in DualStar Technologies Corporation and Subsidiaries' Annual
Report on Form 10-K for the fiscal year ended June 30, 1998 and which speaks only as of the date thereof. Many of the factors are beyond the Company's ability to control or predict. In addition, such forward-looking statements are necessarily based on assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, readers of this Report are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


Capital Resources and Liquidity

Cash balances at March 31, 1999 and June 30, 1998 were $1.3 million and $1.4 million, respectively. The Company's operations used $3.1 million of cash in the nine months ended March 31, 1999 primarily to pay trade payables. The Company's operations provided $1.6 million of cash in the nine months ended March 31, 1998.

In the nine months ended March 31, 1999 and 1998, the Company acquired capital assets of $0.2 million and $0.7 million, respectively. Substantially all of the capital asset acquisitions represented investments in telecommunications infrastructure systems for buildings in return for rights to provide telephone, television and Internet services to the buildings' residents.

In July and November 1998, the Company entered into a $1 million subordinated note agreement and a $2.5 million subordinated convertible note agreement, respectively, with an investment group.


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

The Company, in accordance with Phase I of the program, conducted an internal review of its systems and contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems have been upgraded to be Y2K compliant. The final testing of the upgraded systems is scheduled to be completed by August 1999 to ensure Y2K compliance. The Company's non-compliant informational systems are scheduled for replacement by the end of June 1999 and are scheduled to be tested for compliance by September 1999. The Company believes the currently estimated replacement and labor costs to bring the core financial, reporting and informational system applications into compliance should not have a material adverse effect on the Company's financial condition in fiscal 1999 and 2000, although there can be no assurance of this.

The Company has contacted its major suppliers with regards to Y2K compliance. All of these suppliers state that they are, or intend to be, Y2K compliant by January 1, 2000. There can be no assurance of such a result and the Company cannot predict the outcome if the suppliers do not become Y2K compliant by January 1, 2000.

Results of Operations

Contract revenues decreased 12.5% in the three months ended March 31, 1999 to $20.3 million, down $2.9 million from the comparable period of 1998.
Contract revenues decreased 14.8% in the nine months ended March 31, 1999 to $61.4 million, down $10.7 million from the comparable period in 1998. The decreases were due primarily to the result of the Company's marketing plan of being more selective in bidding new contracts in order to meet certain profitability criteria.

Gross profit increased $1.3 million in the three months ended March 31, 1999 to $3.3 million, from the comparable period in 1998. Gross profit increased $0.5 million in the nine months ended March 31, 1999 to $7.3 million from the comparable period in 1998. The gross profit margins were 16.1% and 8.6% for the three months ended March 31, 1999 and 1998, respectively. The gross profit margins were 11.9% and 9.4% for the nine months ended March 31, 1999 and 1998, respectively. The increases in gross profit and gross margin were primarily due to the results of the implementation of the Company's marketing plan to emphasize contracts that return higher profit margins.

General and administrative expenses increased $0.3 million in the three months ended March 31, 1999 to $2.2 million from the comparable period in 1998. General and administrative expenses increased $0.5 million in the nine months ended March 31, 1999 to $6.4 million from the comparable period in 1998. The increases were due primarily to the additional interest costs incurred for the notes the Company issued in July and November 1998 and to increases in payroll costs. As a percentage of revenue, general and administrative expenses increased to 10.8% for the three months ended March 31, 1999 from 8.1% for the comparable period in 1998, and 10.5% for the nine months ended March 31, 1999 from 8.3% for the comparable period in 1998. The increases were due primarily to the decrease in contract revenues.


PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended March 31, 1999

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			               	DualStar Technologies Corporation


Date: May 14, 1999            By: GREGORY CUNEO
                                  Gregory Cuneo
					                             Chairman of Board, President
					                             and Chief Executive Officer


Date: May 14, 1999            By: ROBERT  BIRNBACH
                                  Robert Birnbach
                      					      	Vice President and Chief Financial Officer


Date: May 14, 1999            By: JOSEPH CHAN
                                  Joseph Chan
					      	                      Vice President and Chief Accounting Officer




</TEXT