Form 10-K
period 1999-06-30
DUALSTAR TECHNOLOGIES CORP
filed 1999-09-28
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1999

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ____________ to __________

COMMISSION FILE NUMBER 0-25552

                        DUALSTAR TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                     DELAWARE                             13-3776834
         -------------------------------                -------------------
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)                Identification No.)


               11-30 47TH AVENUE, LONG ISLAND CITY, NEW YORK         11101
               -----------------------------------------------------------
               (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code (718) 340-6655
                                                           --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of September 24, 1999 was $58,083,375, based upon the closing price ($6.125) for such Common Stock on such date.

The number of shares outstanding of Registrant's Common Stock, as of September 24, 1999, was 10,791,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document is incorporated by reference in the respective Part of this Form 10-K noted below:

1. Registrant's definitive Proxy Statement, to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on December 8, 1999, is incorporated by reference in Part III hereof.

                                     PART I

ITEM 1 - BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS.

     DualStar Technologies Corporation ("DualStar") was incorporated in the State of Delaware on June 17, 1994. In August 1994, DualStar acquired Centrifugal Associates, Inc. ("Associates") and Mechanical Associates, Inc. ("Mechanical") in an exchange of securities, and Associates and Mechanical each became wholly owned subsidiaries of DualStar. Associates began operations in 1964 and Mechanical in 1989.

     DualStar formed Trident Mechanical Systems, Inc. ("Trident") in May 1995; Property Control, Inc. ("PCI") and Centrifugal/Mechanical Associates, Inc. ("CMA") in June 1995; High-Rise Electric, Inc. ("High-Rise") in July 1995; DualStar Communications, Inc. ("DCI") in February 1996; Integrated Controls Enterprises, Inc. ("ICE") in August 1996; and HR Electrical Systems, Inc. ("HRES") in June 1998. (DualStar, Associates, Mechanical, Trident, PCI, CMA, High-Rise, DCI, ICE and HRES are hereinafter collectively referred to as the "Company", unless otherwise specified.) Each subsidiary is directly and wholly owned by DualStar, except that CMA is owned 50% by Associates and 50% by Mechanical.

     (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     The Company has engaged in two business segments: contracting and communications. For financial information concerning the two segments, see Note M - "Segment Information" of the Notes to the Financial Statements referred to in Item 8 hereof.

     (c) NARRATIVE DESCRIPTION OF BUSINESS.

     Associates, Mechanical and CMA engage in mechanical contracting services. Their engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

     High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. Some of the work performed by High-Rise (e.g., installation of control wiring) was previously subcontracted by the Company to unaffiliated companies.

     Trident provides medium-sized institutions, and commercial buildings and tenants with heating, ventilation and air conditioning ("HVAC") systems, generally pursuant to contracts valued at less than $3 million. In addition, Trident provides HVAC service and maintenance.

     DCI is a single source provider of systems and services for local, regional and long distance telephone, high-speed Internet access, cable and direct broadcast satellite television, and security to multiple dwelling units. It is a Competitive Local Exchange Carrier (CLEC), an Internet Service Provider (ISP), and a Private Cable Operator (PCO). As an integrated communications provider, DCI bundles and delivers custom-tailored information, communication, entertainment and security services to its subscribers via the CyberBuilding(R) system that it designs and installs in multiple dwelling units (MDUs).

     ICE supplies, installs and services facility management, energy management, building automation, and commercial temperature control systems. In general, ICE acts as a subcontractor to mechanical subcontractors, including those of the Company. ICE also works directly for real property owners and general contractors.

     HRES designs and installs electrical systems on contracts generally valued at up to $3 million, and specializes on work such as fiber optics, local area networks, security and fire alarm systems, HVAC controls and building management systems. In addition, HRES performs conventional electrical installations of lighting and power on new construction and alteration projects.

     PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., ownership and maintenance of real property. PCI also monitors supplies among the Company's divisions, and is responsible for keeping all Company facilities in compliance with OSHA regulations.

     Major Customers. The Company's customers, which are concentrated in the New York Tri-State region, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, governmental agencies, and subcontractors. For the year ended June 30, 1999, revenue derived from four customers (Lehrer McGovern Bovis, Inc., HRH Construction Corp., Tishman Construction Corp. of NY and Turner Construction Co., and/or their respective affiliates) amounted to approximately 19%, 19%, 12% and 8%, respectively, of the Company's total revenue. For the year ended June 30, 1998, revenue derived from three customers (Lehrer McGovern Bovis, Inc., HRH Construction Corp., and Rockrose Construction Corp.) amounted to approximately 24%, 12%, and 10%, respectively, of the Company's total revenue.

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

     Marketing and Sales. For Associates, Mechanical, CMA and High-Rise, the Company's marketing strategy has focused on cultivating long-term relationships with developers, mechanical and electrical engineers and general contractors. As a result of its limited and focused target market, the Company's marketing efforts rely primarily on direct sales efforts (including engineering presentations) which emphasize the Company's quality control and value engineering. The relatively high dollar value of each contract (generally ranging from $5 million to $15 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts typically lasts approximately 90 days. Sales activities are handled by a combination of direct sales personnel and independent sales representatives, who may also sell products of the Company's competitors. Due to the depth of analysis involved in the customer's purchase decision, management emphasizes frequent interaction between the direct sales staff, its independent sales representatives and the buyer throughout the selling process.

     Trident's marketing strategy has focused on the solicitation of property owners, general contractors, commercial tenants and property management companies. DCI's strategy has been to solicit property owners, associations, developers and management companies. ICE solicits property owners, general contractors, and mechanical contractors in addition to serving the mechanical subsidiaries of DualStar. HRES solicits general contractors, building owners and industry consultants, in addition to performing electrical contracting work for the Company's other subsidiaries.

     Sources of Supply and Backlog. The raw materials, such as pipe, fittings and valves, and electrical components used in the development and manufacture of the Company's mechanical and electromechanical engineering products are generally available from domestic suppliers at competitive spot prices; fabrication of certain major components may be subcontracted for on an as-needed basis. The Company does not have any long-term contracts for its raw materials. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

     At fiscal year ending June 30, 1999, the Company's backlog was approximately $93 million as contrasted with approximately $42 million at June 30, 1998. The Company believes that most of its backlog at June 30, 1999 will be completed prior to December 31, 2000, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

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

     Patent, Trademark, Service Mark, Copyright and Proprietary Rights. Currently, the Company has four trademark applications (Building Area Network, DualStar, DualStar Technologies and Home Area Network) pending with the U.S. Patent & Trademark Office ("USPTO"). Seven service marks, Global Hiring Hall, CyberBuilding, CyberBuilders, CyberCierge, DualStar Communications, DualStar and DualStar Technologies, were registered with the USPTO on July 29, 1997 and August 25, 1998, September 1, 1998, March 9, 1999, May 11, 1999, June 29, 1999
and July 13, 1999, respectively. Two trademarks, CyberBuilding and CyberView, were registered with the USPTO on August 4, 1998 and July 20, 1999, respectively.

     The following are common law trademarks and/or service marks of the
Company: Building Area Network, Citywide Area Network, Community Area Network, CyberBuilders, CyberBuilding, CyberCierge, CyberCommunity, CyberHearth, CyberHome, CyberHotel, CyberModel, CyberOfferings, CyberResident, CyberScraper, CyberServices, CyberTenant, CyberTown, CyberView, DualStar, DualStar Communications, DualStar Technologies, Global Hiring Hall, Home Area Network, InfoStructors and InfoStructure.

     The Company may in the future file patent or copyright applications, or additional trademark or service mark applications, relating to certain of the Company's mechanical, electrical, electronic, control, environmental, information technology, security, entertainment and communications products and services. Nevertheless, if patents are issued, or trademarks, service marks or copyrights are registered, there can be no assurance as to the extent of the protection that will be granted to the Company as a result of having such patents, trademarks, service marks or copyrights, or that the Company will be able to afford the expenses of any complex litigation which may be necessary to enforce its proprietary rights. Failure of any future or existing patents, trademark, service mark and copyright applications may have a material adverse impact on the Company's business since the Company may not otherwise be able to protect the proprietary or trade secret aspects of its business and operations, thereby diluting the Company's ability to compete in the marketplace. Except as may be required by the filing of patent, trademark, service mark and copyright applications, the Company will attempt to keep all other proprietary information secret and to take such actions as may be necessary to insure the results of its development activities are not disclosed and are protected under the common law concerning trade secrets. Such steps may include the execution of nondisclosure agreements by key Company personnel and may also include the imposition of restrictive agreements on purchasers of the Company's products and services. There is no assurance that the execution of such agreements will be effective to protect the Company, that the Company will be able to enforce the provisions of such nondisclosure agreements or that technology and other information acquired by the Company pursuant to its development activities will be deemed to constitute trade secrets by any court of competent jurisdiction.

     The Company has registered the following eleven domain names on the
Internet: cyberbuilding.com, cyberbuilding.org, cybercierge.com, cyberresident.com, cybertenant.com, dualstar.com, dualstar.net, dualstar.org, gracesystems.com, integratedcontrols.com and taghome.com.

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

     Potential Liability and Insurance. The Company's operations involve mechanical, electrical, electronic, control, environmental, information technology, security, telephone, Internet and television infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company therefore is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains general liability insurance covering damage resulting from bodily injury or property damage to third parties. The policy, however, does not include coverage for comprehensive environmental impairment or professional liability which may be caused by the Company's actions.

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

     Competition. The mechanical, electrical, electronic, control, environmental, information technology, security, telephone, Internet and television infrastructure systems and service industries involve rapid technological change and are characterized by intense and substantial competition. The Company's competitors range from small firms to large multinational companies. Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is established in the mechanical, electrical and environmental industries and will be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints.

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

     Employees. As of June 30, 1999, the Company employed 391 full-time employees. Of these full-time employees, 23 are engaged in administration and finance, 357 in manufacturing, engineering and production, 9 in marketing and sales, and 2 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

     The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified technical personnel. Competition for qualified technical personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. Approximately 328 of its employees are represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.

     Executive Officers of the Registrant. Biographical information, including the age, position held with the Company, term of office as officer, employment during the past five years, and certain other directorships is set forth below for each executive officer of the Company who does not serve on the Board of
Directors:


     Joseph C. Chan; 38, Vice President and Chief Accounting Officer (since December 1996); and Controller (from November 1994 to December 1996) of the Company; Konigsberg, Wolf & Co., P.C. (from October 1987 to November 1994).

  See Item 10 for executive officers who also serve on the Board of Directors.

                       NOTE ON FORWARD-LOOKING STATEMENTS


     When used in th is Report on Form 10-K and other reports filed with the Securities and Exchange Commission and in other communications by the Company, the words "believes," "anticipates," "expects" and similar expressions are intended to identify in certain circumstances forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include, for example, results of operations, and statements of management's plans and objectives, and are based on the beliefs and expectations of management. Such statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected, including the risks discussed in the "Risk Factors" set forth below. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company also undertakes no obligation to update or publicly release any revision to these forward looking statements.


     AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED ONLY BY INVESTORS WHO CAN AFFORD THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT. READERS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS WITH RESPECT TO THEIR INVESTMENTS IN THE COMPANY'S SECURITIES. SEE ALSO "NOTE ON FORWARD-LOOKING STATEMENTS."

OPERATING LOSSES

     Although certain of the Company's subsidiaries have conducted operations for a considerable period, the Company began operations in August 1994. The Company incurred significant operating losses in the years ended June 30, 1997 and 1996. The Company also has experienced significant increases in expenses associated with it being a public company and with the development and expansion of its businesses. There can be no assurance that the Company will sustain profitability or positive cash flows from future operations. If the Company is not able to sustain profitability or positive cash flow, it may not be able to meet its working capital requirements which could have a material adverse effect on the Company. See "Significant Capital Requirements."

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

SIGNIFICANT CAPITAL REQUIREMENTS

     Although the Company had net income of approximately $1.3 million and $0.6 million for the years ended June 30, 1999 and 1998 respectively, the Company experienced losses of approximately $6.5 million and $3.8 million for the years ended June 30, 1997 and 1996, respectively. At June 30, 1999 and 1998, working capital was approximately $3.8 million and $0.4 million, respectively. To improve working capital, the Company continues to consolidate certain subsidiaries' operations and is considering the sale of certain subsidiaries. In addition, the Company's mechanical contracting and service businesses reorganized its engineering, drafting and project management departments so that overhead can be reduced and project costs can be controlled better. The Company believes that based on the foregoing, current cash on hand, and future cash from operating and financing activities should be sufficient to cover current operations. There can be no assurance, however, that the Company will achieve these plans. In the event that additional working capital becomes necessary to fund operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

SUBSTANTIAL AND INCREASING COMPETITION

     Mechanical and electrical contracting, which represent the Company's core businesses, involve rapid technological change and are characterized by intense and substantial competition. As a result of the increasing competition in those areas, the bidding process whereby the Company seeks to obtain new contracts has also become more competitive and the profit margins capable of being achieved through such contracts fluctuate based upon competitive and economic conditions. There can be no assurance that the Company will continue to obtain new contracts with satisfactory profit margins.

     Also as a result of this increasing competition, the Company has sought to expand its core businesses into markets outside of the New York Tri-State region. There can be no assurance that the Company will be able to successfully compete in these new markets.

     The Company has entered new areas of business such as the telephone, Internet and television fields in which it has had limited prior experience. See "Entry into New Lines of Business." In entering these new fields, the Company has encountered substantial competition from companies that are substantially larger and have substantially greater financial, marketing and technical resources and greater name recognition than the Company and which are established providers of these services. There can be no assurance that the Company with its more limited resources and experience will be able to successfully compete in these new fields.

DEPENDENCE UPON INTERNAL EXPANSION.

     The Company's present intention is to expand its new lines of business through internal growth rather than by acquisition. The Company has implemented this strategy by establishing subsidiaries over the last four and a half years with the intent that each subsidiary is to focus on a different line of business. See "Narrative Description of Business." This strategy necessarily involves an investment by the Company in the costs associated with establishing these new businesses and financing the start up of their operations without the benefit of an established customer base or the assurance that the anticipated revenues will be generated. Although some of these new subsidiaries are operating at a profit, there can be no assurance that they will continue to operate at a profit, or that the other new subsidiaries will be able to operate at a profit.

ENTRY INTO NEW LINES OF BUSINESS

     The Company has entered into new lines of business such as telephone, Internet and television services in which the Company and its management has had limited experience. Due to continued and increasing competitive pressures in the Company's core businesses, management of the Company believes that the future success of the Company will be dependent to a significant extent upon its ability to succeed in these new lines of business. Entry by the Company into these new lines of business involves significant expenditures by the Company of its management and financial resources. In entering these new lines of business, the Company is competing against other companies with substantially greater financial, marketing and technical resources and greater name recognition and experience than the Company. There can be no assurance that the Company will be able to successfully compete in these new lines of business.

     The telecommunications business in particular is highly competitive. The Company faces intense competition from local exchange carriers, including the regional bell operating companies which currently dominate their local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. The long distance market is dominated by three major competitors, AT&T, MCI WorldCom and Sprint. Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company include cable and satellite television companies, competitive access providers, Internet service providers, competitive local exchange carriers, integrated communications providers, wireless, microwave and satellite carriers and private networks owned by large end users.

     The Company believes that the Telecommunications Act of 1996, as well as recent transactions and proposed transactions between telephone companies, long distance carriers, Internet service providers, integrated communications providers and cable companies, increase the likelihood that barriers to local exchange competition will be substantially reduced or removed. These initiatives include requirements that the regional bell operating companies permit entities such as the Company to interconnect to the existing telephone network, to purchase, at cost-based rates, access to unbundled network elements, to enjoy dialing parity, to access rights of way and to resell services offered by the incumbent local exchange carriers. However, incumbent local exchange carriers also have new competitive opportunities. For example, the Telecommunications Act removes prior restrictions relating to the provision of long distance service by the regional bell operating companies and also provides them with increased pricing flexibility. Under this legislation, these regional bell operating companies may be able to offer similar one-stop integrated telecommunications services being offered by the Company. If the incumbent local exchange carriers charge alternate providers such as the Company unreasonably high fees for interconnection to the exchange carrier's network, significantly lower their rates for access and private line services or offer significant volume and term discount pricing options to their customers, the Company may be at a competitive disadvantage.

DEPENDENCE ON MAJOR CUSTOMERS

     The Company's customers include various general contractors, government agencies, hospitals, hotels, insurance companies, securities exchanges and subcontractors. For the year ended June 30, 1999, revenue derived from four customers (Lehrer McGovern Bovis, Inc., HRH Construction Corp., Tishman Construction Corp. of NY and Turner Construction Co., and/or their respective affiliates) amounted to approximately 19%, 19%, 12% and 8%, respectively, of the Company's total revenue. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

DEPENDENCE ON MANAGEMENT

     The Company's business is dependent upon a small number of key executives. The loss of the services of key executives or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company.

POTENTIAL LIABILITY AND POSSIBLE INSUFFICIENT INSURANCE

     The Company's operations involve the mechanical, electrical, electronic, control, environmental, information technology, security, telephone, Internet and television systems, services and solutions for major commercial, institutional and residential facilities. The Company is therefore exposed to a significant risk of liability for damage and personal injury. A material adverse effect on the Company's financial condition may result in the event that it experiences an uninsured or underinsured claim.

ENVIRONMENTAL RISK FACTORS

     Substantial environmental laws have been enacted in the United States and in the New York Tri-State region in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect most of the Company's customers. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes that there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its operations. See "Business-Regulation."

CHANGES TO NASDAQ LISTING REQUIREMENTS

     On August 22, 1997, the Securities and Exchange Commission approved the Nasdaq Stock Market's changes to the entry standards and maintenance standards necessary to qualify for listing on both the Nasdaq National Market (the "National Market") and the Nasdaq SmallCap Market (the "SmallCap Market"). Although, as of June 30, 1999, the Company met the new maintenance standards, there can be no assurance that the Company will be able to meet such standards in the future.

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

ITEM 2 - PROPERTIES

     The Company leases approximately 5,000 square feet of manufacturing and office space, on a month-to-month basis, at 141 47th Street, Brooklyn, New York 11232. In August 1996, the Company acquired real property, which includes a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The Company believes that the productive use of its current facilities represents approximately 80 percent of capacity. Total rental expense for the Company for recent periods is as follows:

          PERIOD                                                      EXPENSE
          ------                                                      -------
          Year ended June 30, 1999 .................................. $46,000
          Year ended June 30, 1998 .................................. $25,000

ITEM 3 - LEGAL PROCEEDINGS

(a) On September 29, 1997, Associates filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

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

     Based on these developments, the Company wrote off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Associates' co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square project. As of June 30, 1996, all of the known claims and liens were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled. The Company has instituted the foregoing claim in an attempt to recover such costs. As of the date of this Report, this matter is proceeding through discovery.

(b) High-Rise is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.

(c) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of CMA and its divisions, filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle is a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA is also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court, Triangle alleges, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against DualStar and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle has not commenced any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). CMA and DualStar dispute Triangle's allegations in toto and believe that they are wholly without merit. CMA has claims and counterclaims against Triangle for breaches and defaults in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are unliquidated and cannot be ascertained at this time, CMA believes that it will setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such recoupment will be sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock and Class A Warrants are traded on the Nasdaq National Market System under the symbols DSTR and DSTRW, respectively. Set forth below are the high and low sales prices for the Common Stock of the Company for fiscal year 1999 and for fiscal year 1998.

Fiscal 1999                                 High              Low
-----------                                 ----              ---

First Quarter                               $ 2               $ 1 1/8
Second Quarter                              $ 1  7/8          $ 1 5/16
Third Quarter                               $ 1  1/2          $ 1
Fourth Quarter                              $ 7 21/32         $ 1 1/8


Fiscal 1998                                 High              Low
-----------                                 ----              ---
First Quarter                               $ 2  9/16         $ 1 9/32
Second Quarter                              $ 1 31/32         $ 1 3/32
Third Quarter                               $ 1 19/32         $   5/8
Fourth Quarter                              $ 3  9/16         $ 1 5/16


     As of September 24, 1999, there were 81 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA

                        DUALSTAR TECHNOLOGIES CORPORATION

                           SELECTED FINANCIAL DATA (1)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            YEAR ENDED JUNE 30,
                                    ------------------------------------------------------------------
                                      1995          1996          1997            1998          1999
                                    --------      --------       --------       --------      --------
Statement of Operations Data:
  Contract revenue                   $65,126       $66,232        $73,618        $94,280       $92,650
  Income (loss) from operations        1,280        (5,769)        (6,468)           597           703
  Net income (loss)                       11        (3,774)        (6,512)           556         1,322
  Cash dividends (2)                     600          --             --             --            --
  Basic income (loss) per share         --          $(0.42)        $(0.72)         $0.06         $0.14
  Diluted income (loss) per share       --          $(0.42)        $(0.72)         $0.06         $0.13


                                                                  JUNE 30,
                                    ------------------------------------------------------------------
                                      1995          1996           1997           1998          1999
                                    --------      --------       --------       --------      --------
Balance Sheet Data:
  Working capital                    $13,955       $ 9,091        $   263        $   365       $ 3,818
  Total assets                        29,275        28,381         26,577         33,345        38,595
  Shareholders' equity                15,097        11,323          4,811          5,367         6,689



(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 1999, 1998, 1997, 1996 and 1995.

(2) The Company's subsidiaries had historically paid cash dividends to their shareholders for the purpose of funding the income taxes on S Corporation taxable income which were paid personally by the shareholders. In connection with the revocation of the S Corporation status of the Company's subsidiaries, effective August 1, 1994, the subsidiaries declared dividend distributions in the aggregate of $600,000. Other than the foregoing, the Company does not anticipate the declaration or payment of cash dividends in the foreseeable future.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation, through its wholly owned subsidiaries, provides mechanical, electrical, electronic, control, environmental, security, communications, telephone, Internet and television systems, services and solutions to a wide range of customers primarily in the New York Tri-State area.

DualStar Technologies Corporation and its subsidiaries are hereafter referred to as the "Company".

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at June 30, 1999 and 1998 were approximately $0.6 million and $1.4 million, respectively. During fiscal 1999, the Company used approximately $3.9 million of net cash in its operating activities. This cash was used primarily to pay trade payables. During fiscal 1998, the Company's operations provided approximately $1.2 million of cash. Further, during fiscal 1999, the Company acquired capital assets of approximately $423,000, of which $157,000 was financed by capital leases, primarily for investment in communications infrastructure systems for high-rise buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents.

During fiscal 1998, the Company acquired capital assets of approximately $868,000, primarily for investment in communications infrastructure systems for two high-rise buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents.

During fiscal 1999 and 1998, the Company repaid approximately $49,000 and $41,000, respectively, of the mortgage payable. As of June 30, 1999 and 1998, the Company had a mortgage payable of approximately $769,000 and $818,000 respectively, of which $45,000 was classified as current liabilities.

In July and November 1998, the Company entered into a $1 million subordinated note agreement and a $2.5 million subordinated convertible note agreement, respectively, with an investment group.

YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K compliance. Phase I is the identification of those systems through which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K compliant in all areas by October 1999. Phase III, to be completed by November 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) system and software suppliers.

The Company, in accordance with Phase I of the program, conducted an internal review of its systems and contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The Company's core financial and reporting systems have been upgraded and tested to be Y2K compliant. The Company's informational systems, except one system, have been upgraded to be Y2K compliant. The non-compliant system is scheduled for upgrade by October 1999. All the informational systems are scheduled for final testing by November 1999 to ensure Y2K compliance. Should the informational systems continue to be non-compliant after testing, the information can be obtained in a less efficient manner. The Company believes the currently estimated replacement and labor costs to bring the informational systems into compliance should not have a material adverse effect on the Company's financial condition in fiscal 2000, although there can be no assurance of this.

The Company has contacted its major suppliers with regards to Y2K compliance. These suppliers state that they are, or intend to be, Y2K compliant by January 1, 2000. There can be no assurance of such a result and the Company cannot predict the outcome if the suppliers do not become Y2K compliant by January 1, 2000. Should the Company have a non-compliant supplier, the Company believes that it will be able to utilize alternate supplier.

INFLATION

The Company has continued to experience the benefits of a low inflation economy in the New York Tri-State area. In general, the Company enters into long-term fixed price contracts which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.

RESULTS OF OPERATIONS

Fiscal 1999 Compared to Fiscal 1998

Contract revenues decreased 1.7% in 1999 to $92.6 million, down $1.6 million from 1998. The decrease was due primarily to the Company's marketing plan of being more selective in bidding new contracts to meet certain profitability criteria.

Gross profit increased $1.6 million in 1999 to $10.4 million from 1998. The gross profit margins were 11.19 and 9.3% for the years ended June 30, 1999 and 1998, respectively. The improvements in gross profit and gross profit margin were primarily due to the implementation of the Company's marketing plan to emphasize contracts that return higher profit margins.

Consolidated backlog at June 30, 1999 was approximately $93.2 million, compared to $42.2 million at June 30, 1998. The Company continues to bid on projects, and bid volume remains active. Opportunities to obtain large projects exist and therefore backlog could increase substantially. It is very difficult, however, to predict the nature and timing of large projects upon which the Company has bid and the outcome of the bidding process. In addition, the Company's businesses are competitive and cyclical in nature. Therefore, the Company cannot predict with certainty future contracts, revenue or gross profit.

General and administrative expenses increased $1.5 million in 1999 to $9.7 million from 1998. The increase was primarily due to accrual of potential liabilities in connection with sales tax audits of $345,000, buyout of two officers' employment agreements of $329,000, interest expense of $160,000 incurred for the notes the Company issued in July and November 1998, increase in other interest expense of $163,000, and increase in professional fees of $145,000. As a percentage of revenue, general and administrative expenses increased to 10.4% for 1999 from 8.6% in 1998.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of June 30, 1999, the Company had debt of $4.2 million with various fixed interest rates from 7.5% to 10.0%. Subsequent to June 30, 1999, $2.5 million of debt was converted into the equity of the Company. The remaining fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required hereunder with respect to Directors of the Company is incorporated by reference to the caption "Election of Directors" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on December 8, 1999. The information required hereunder with respect to executive officers of the Company is set forth in Item 1 under the caption "Executive Officers of the Registrant."


ITEM 11 - EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference to the caption "Executive Compensation" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on December 8, 1999.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference to the caption "Security Ownership" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on December 8, 1999.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required hereunder is incorporated by reference to the caption "Certain Transactions" in the Company's definitive proxy statement to be filed in connection with its Annual Meeting of Shareholders scheduled to be held on December 8, 1999.

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

Exhibit No. and Description in the Exhibit List for this Report

NUMBER            TITLE
------            -----

3.1      Certificate of Incorporation, filed June 14, 1994, as restated. (1)
3.2      By-Laws. (1)
4.1      Specimen Copy of Common Stock Certificate. (1)
4.2      Form of Class A Warrant Certificate and Form of Exercise Agreement. (1)
4.3      Form of Class A Warrant Agreement.(1)
4.4 Unit Purchase Option in favor of Daniel Porush, dated July 21, 1995, and Transfer Form from Stratton Oakmont, Inc. to Daniel Porush, dated July 21, 1995.(2)
4.5      DualStar Technologies Corporation 1994 Stock Option Plan, as amended.
10.1 Share Acquisition Agreement by and among the Registrant and Centrifugal Associates, Inc., et al., dated August 1, 1994. (1)
10.2 Share Acquisition Agreement by and among the Registrant and Mechanical Associates, Inc., et al., dated August 1, 1994. (1)
10.3 Mechanical Service Network Agreement by and between Centrifugal Associates, Inc. and E.I. DuPont de Nemours and Company, dated July 18, 1995.(2)
10.4 Employment Agreement between the Registrant and Elven M. Tangel, dated August 31, 1994. (1)
10.5 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)
10.6 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (1)
10.7 Employment Agreement between the Registrant and Armando Spaziani, dated August 31, 1994. (1)
10.8 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)
10.9 Agreements between Lehrer McGovern Bovis, Inc. and Centrifugal Associates, Inc., dated August 18, 1992 and September 28, 1992. (1)
10.10 Agreements between Morse Diesel International, Inc. and Centrifugal Associates, Inc., dated June 10, 1993 and November 19, 1990. (1)
10.11 Agreements between HRH Construction Corporation and Mechanical Associates, Inc., dated August 28, 1991, May 14, 1993 and August 5, 1992. (1)
10.12 Agreement with Morse Diesel International, Inc. by Centrifugal Associates, Inc., dated February 13, 1995.(2)
10.13 Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.(3)
10.14 Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20, 1996.(3)
10.15 Secured Promissory Note and Security Agreement between the Registrant and Technology Investors Group, LLC, dated July 24, 1998.(4)

10.16 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998.(5)
10.17 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of a subordinated convertible note.(5)
10.18 Registration Rights Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(5)
10.19 Stockholders' Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(5)
21.1     Subsidiaries of the Registrant.(4)
23.1     Consent of Grant Thornton LLP .
27.1     Financial Data Schedule (electronic filings only).

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

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1996.

(4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1998.

(5) Incorporated herein by reference to Registrant's Annual Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 1998.


(b)   REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed during the last quarter of the period covered by this Report.

(c)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

     The exhibits listed under (a)(2) of this Item 14, are filed with this Report.


(d) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 1999

         None.

               DualStar Technologies Corporation and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS







                                                                        Page


Report of Independent Certified Public Accountants                      F-2

Financial Statements

  Consolidated Balance Sheets                                           F-3

  Consolidated Statements of Operations                                 F-4

  Consolidated Statement of Shareholders' Equity                        F-5

  Consolidated Statements of Cash Flows                                 F-6

  Notes to Consolidated Financial Statements                         F-8 - F-26

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

New York, New York
September 21, 1999

               DualStar Technologies Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,
                                                                              ----------------------------
                                ASSETS                                            1999            1998
                                                                              ------------    ------------
CURRENT ASSETS
  Cash                                                                         $   583,995     $ 1,356,228
  Contracts receivable - net of allowance for doubtful accounts of
     $277,000 and $194,000 in 1999 and 1998, respectively                       23,653,712      19,321,514
  Retainage receivable                                                           6,213,201       4,574,252
  Costs and estimated earnings in excess of billings on uncompleted              1,360,412       1,507,471
    contracts
  Deferred tax asset                                                               178,000         178,000
  Prepaid expenses and sundry receivable                                           303,713         427,725
                                                                              ------------    ------------

        Total current assets                                                    32,293,033      27,365,190

PROPERTY AND EQUIPMENT - net of accumulated depreciation                         3,147,068       3,400,470

OTHER ASSETS
  Deferred tax asset                                                             1,574,000         924,000
  Other                                                                          1,580,486       1,655,099
                                                                              ------------    ------------

                                                                               $38,594,587     $33,344,759
                                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                             $21,053,418     $19,086,827
  Billings in excess of costs and estimated earnings on uncompleted              2,994,996       3,882,797
    contracts
  Subordinated note payable                                                      1,000,000            --
  Accrued expenses and other current liabilities                                 3,426,508       4,030,890
                                                                              ------------    ------------

        Total current liabilities                                               28,474,922      27,000,514

SUBORDINATED CONVERTIBLE NOTE                                                    2,500,000            --
MORTGAGE PAYABLE - net of current portion                                          723,750         772,500
OTHER LIABILITIES                                                                  206,498         204,576
                                                                              ------------    ------------

            Total liabilities                                                   31,905,170      27,977,590
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - par value, $.01 per share; 25,000,000 shares
     authorized; 9,000,000 shares issued and outstanding                            90,000          90,000
  Additional paid-in capital                                                    14,995,836      14,995,836
  Deficit                                                                       (8,396,419)     (9,718,667)
                                                                              ------------    ------------

                                                                                 6,689,417       5,367,169
                                                                              ------------    ------------
                                                                               $38,594,587     $33,344,759
                                                                              ============    ============


The accompanying notes are an integral part of these statements

               DualStar Technologies Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,

                                                           1999            1998           1997
                                                       ------------    ------------   ------------
Contract revenues earned                                $92,649,578     $94,280,300    $73,618,336
Cost of revenues earned                                  82,281,340      85,557,968     71,375,515
                                                       ------------    ------------   ------------

Gross profit                                             10,368,238       8,722,332      2,242,821

General and administrative expenses                       9,664,990       8,125,486      8,710,487
                                                       ------------    ------------   ------------

Income (loss) before provision
  (benefit) for income taxes                                703,248         596,846     (6,467,666)

Provision (benefit) for income taxes
   Current tax provision                                     31,000          41,000         44,000
   Deferred tax benefit                                    (650,000)             --             --
                                                       ------------    ------------   ------------
                                                           (619,000)         41,000         44,000
                                                       ------------    ------------   ------------

      NET INCOME (LOSS)                                 $ 1,322,248     $   555,846    $(6,511,666)
                                                       ============    ============   ============

Basic income (loss) per share:
   Net income (loss) per share                                $0.15           $0.06         $(0.72)
   Weighted average shares outstanding                    9,000,000       9,000,000      9,000,000

Diluted income (loss) per share:
   Net income (loss) per share                          $      0.13     $      0.06    $     (0.72)
   Weighted average shares outstanding                   10,993,860       9,742,127      9,000,000

The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 1999, 1998 and 1997

                                                                       Additional
                                                      Common            paid-in
                                                       stock            Capital            (Deficit)
                                                   ----------        ------------        ------------
Balance - June 30, 1996                            $   90,000        $ 14,995,836        $ (3,762,847)

Net loss for the year ended June 30, 1997                --                  --            (6,511,666)
                                                   ----------        ------------        ------------

Balance - June 30, 1997                                90,000          14,995,836         (10,274,513)

Net income for the year ended June 30, 1998              --                  --               555,846
                                                   ----------        ------------        ------------

Balance - June 30, 1998                                90,000          14,995,836          (9,718,667)

Net income for the year ended June 30, 1999              --                  --             1,322,248
                                                   ----------        ------------        ------------

Balance - June 30, 1999                            $   90,000        $ 14,995,836        $ (8,396,419)
                                                   ==========        ============        ============


The accompanying notes are an integral part of this statement.

               DualStar Technologies Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                      1999          1998            1997
                                                                  -----------    -----------    -----------
Cash flows from operating activities
   Net income (loss)                                              $ 1,322,248    $   555,846    $(6,511,666)
   Adjustments to reconcile net income (loss) to
   net cash (used in) provided by operating activities
        Depreciation and amortization                                 561,261        529,048        689,569
        Deferred income taxes                                        (650,000)          --             --
        (Increase) decrease in assets
            Contracts receivable                                   (4,332,198)    (3,506,346)    (2,594,886)
            Retainage receivable                                   (1,638,949)    (1,711,203)     1,684,052
            Costs and estimated earnings in excess
              of billings on uncompleted contracts                    147,059       (884,520)     2,140,100
            Income taxes receivable                                      --             --        1,225,532
            Prepaid expenses                                          124,012       (107,783)      (108,527)
            Other assets                                              189,396         26,901     (1,045,621)
        Increase (decrease) in liabilities
            Accounts payable                                        1,966,591      3,527,692      4,543,211
            Billings in excess of costs and estimated earnings
             on uncompleted contracts                                (887,801)     1,141,255       (735,923)
           Accrued expenses and other current liabilities            (663,757)     1,637,452       (279,081)
                                                                  -----------    -----------    -----------

   Net cash (used in) provided by operating  activities            (3,862,138)     1,208,342       (993,240)
                                                                  -----------    -----------    -----------
Cash flows from investing activities
   Capital expenditures                                              (265,851)      (868,486)    (1,628,795)
   Proceeds from marketable securities                                   --             --          910,029
   Decrease in sundry receivable                                         --             --        1,070,435
                                                                  -----------    -----------    -----------
   Net cash (used in) provided by investing  activities              (265,851)      (868,486)       351,669
                                                                  -----------    -----------    -----------

               DualStar Technologies Corporation and Subsidiaries

                              Years ended June 30,

                                                            1999             1998            1997
                                                         -----------      -----------     -------
Cash flows from financing activities
  Proceed from subordinated convertible note              $2,500,000      $    --       $     --
  Proceed from subordinated note                           1,000,000           --             --
  Repayment of mortgage payable                              (48,750)       (41,250)       (41,250)
  Payments on capital lease obligations                      (95,494)       (52,993)      (230,556)
                                                         -----------    -----------    -----------

   Net cash provided by (used in) financing activities     3,355,756        (94,243)      (271,806)
                                                         -----------    -----------    -----------

Net (decrease) increase in cash                             (772,233)       245,613       (913,377)

Cash at beginning of year                                  1,356,228      1,110,615      2,023,992
                                                         -----------    -----------    -----------

Cash at end of year                                       $  583,995     $1,356,228     $1,110,615
                                                         ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                           $   330,757    $   133,417    $    90,000
      Income taxes                                            14,910         19,644          2,000



Non-cash financing transactions:

    In August 1996, the Company acquired real property which was financed by a $900,000 mortgage loan.

    The Company acquired telephone switch systems which were financed by a $119,000 lease in December 1996 and a $431,000 lease in April 1997. These leases are classified as capital leases.

    The Company acquired Internet equipment which are financed by leases in the total amount of $157,000 during the fiscal year ended June 30, 1999. These leases are classified as capital leases.

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

    The accompanying financial statements for the years ended June 30, 1999, 1998 and 1997 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    In June 1999, the Company signed a letter of intent to sell High-Rise Electric, Inc. ("High-Rise") to Hydro-Electric Associates, Inc. for $11 million, subject to certain adjustments. The transaction is subject to the execution of a definitive purchase agreement, arrangement of financing by Hydro-Electric Associates, and approval by the Company's Board of Directors. The closing of the transaction has been delayed due to Hydro-Electric Associates' request for additional time to secure financing for the transaction. The expected closing date of the transaction is currently unknown. There is no assurance that this transaction will be completed; therefore, the consolidated financial statements include the accounts of High-Rise.

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

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

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

    3.  Fair Value of Financial Instruments

        The carrying amount of cash, contracts and retainage receivable, accounts payable and current debt approximates fair value, principally because of the short-term maturity of these items. The fair value of the Company's long-term debts approximates carrying value as the interest rates on the related debts approximate the Company's current borrowing rate.

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

    6.  Per Share Data

        The computation of basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance.

               DualStar Technologies Corporation and Subsidiaries

NOTE A (CONTINUED)

    The weighted average number of shares and earnings (loss) per share for the years presented is as follows:

                                                INCOME              SHARES          PER SHARE
                                             (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                            ---------------    -----------------   -------------
            Year Ended June 30, 1999:
        BASIC EARNING PER SHARE
        Net income                           $1,322,248            9,000,000            $0.15
        EFFECT OF DILUTIVE SECURITIES
        Options                                                      949,110
        Subordinated convertible note           112,663            1,044,750
                                             ----------          -----------           ------
        DILUTED EARNING PER SHARE
        Net income                           $1,434,911           10,993,860            $0.13
                                             ==========          ===========           ======

            Year Ended June 30, 1998:
        BASIC EARNING PER SHARE
        Net income                             $555,846            9,000,000            $0.06
        EFFECT OF DILUTIVE SECURITIES
        Options                                                      742,127
                                              ---------          -----------           ------
        DILUTED EARNING PER SHARE
        Net income                             $555,846            9,742,127            $0.06
                                              =========          ===========           ======

            Year Ended June 30, 1997:
        BASIC LOSS PER SHARE
        Net loss                            $(6,511,666)           9,000,000           $(0.72)
                                            -----------          -----------           ------
        DILUTED LOSS PER SHARE
        Net loss                            $(6,511,666)           9,000,000           $(0.72)
                                            ===========          ===========           ======

        In 1999, warrants to purchase 4,600,000 shares of common stock were not included in the computation of diluted net income per share because the exercise price of those warrants was greater than the average market price of the common stocks. In 1998, options and warrants to purchase 4,777,000 shares of common stock were not included in the computation of diluted net income per share because the exercise prices of those options and warrants were greater than the average market price of the common stocks. In 1997, options and warrants to purchase 6,672,000 were not included in the computation of diluted net loss per share because the effect would be antidilutive.

               DualStar Technologies Corporation and Subsidiaries

NOTE B - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

    Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                      June 30,
                                                           ----------------------------
                                                               1999             1998
                                                           ------------    ------------
      Costs incurred on uncompleted contracts               $57,945,386     $75,818,648
      Estimated earnings                                      6,854,992       9,240,880
                                                           ------------    ------------

                                                             64,800,378      85,059,528

      Less billings to date                                  66,434,962      87,434,854
                                                           ------------    ------------

                                                           $ (1,634,584)   $ (2,375,326)
                                                           =============   =============

    Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                                        June 30,
                                                           ----------------------------
                                                              1999                  1998
                                                           -----------          --------
      Costs and estimated earnings in excess
         of billings on uncompleted contracts               $ 1,360,412     $ 1,507,471
      Billings in excess of costs and estimated
         Earnings on uncompleted contracts                   (2,994,996)     (3,882,797)
                                                            -----------     -----------

                                                            $(1,634,584)    $(2,375,326)
                                                            ============   =============

NOTE C - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    Accrued expenses and other current liabilities consist of the following:

                                                                     June 30,
                                                           ----------------------------
                                                              1998            1998
                                                           ------------    ------------
      Accrued compensation                                   $2,194,353      $2,216,088
      Current portion of mortgage payable                        45,000          45,000
      Other                                                   1,187,155       1,769,802
                                                             ----------       ----------

                                                             $3,426,508      $4,030,890
                                                             ===========     ===========

                      DualStar Technologies Corporation and Subsidiaries

NOTE D - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                                     June 30,
                                                           ----------------------------
                                                              1998            1998
                                                           ------------    ------------
      Building and building improvements                    $ 1,759,802     $ 1,759,802
      Automobiles                                               242,464         325,566
      Machinery and equipment                                 1,285,704       1,034,884
      Computer equipment                                        813,149         846,586
      Furniture and fixtures                                    116,385         141,711
                                                            -----------      ----------

                                                              4,217,504       4,108,549
      Less accumulated depreciation                          (1,385,436)     (1,023,079)
                                                            -----------      ----------
                                                              2,832,068       3,085,470

      Land                                                      315,000         315,000
                                                            -----------      -----------

                                                            $  3,147,068    $ 3,400,470
                                                            ============    ============



NOTE E - DEBT

    1. Mortgage Payable

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

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

       At June 30, 1999, principal payments under the mortgage loan are as follows:

                     2000                                   $ 45,000
                     2001                                     45,000
                     2002                                     45,000
                     2003                                     45,000
                     Thereafter                              588,750
                                                            --------

                                                             768,750
                     Less: current portion                   (45,000)

                                                            $723,750
                                                            ========

       The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 1997, the lender waived the net working capital and the tangible net worth requirements. Effective July 1, 1997, the lender reduced the net working capital and the tangible net worth requirements to $263,000 and $4,811,000, respectively. In addition, the lender acknowledged and consented to the $1 million subordinated note and the $2.5 million subordinated convertible note that the Company sold to an investment group in July and November 1998, respectively.

    2. Subordinated Convertible Note

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

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

       During the term of the note, the lender has an option to convert the note into fully-paid and nonassessable shares of the Company's common stock. The number of shares issued upon the conversion shall not exceed 1,791,000 shares, or 19.9% of the Company's outstanding shares on November 25, 1998. Initially, the conversion price is $1.40 per share and can be reset on the 180th day following closing and every 90 days thereafter. The reset conversion price is the lower of: (i) the average closing price of the Company's common stock on the 20 trading days immediately preceding the reset date or (ii) the initial conversion price of $1.40. At June 30, 1999, the conversion price was $1.40. The number of shares that can be received upon conversion will be adjusted proportionately for certain transactions, such as stock dividends and splits, and stockholder distributions.

       If the number of shares issued upon the conversion times the conversion price is less than the note principal and unpaid interest, the difference, at the Company's option, is payable in cash or a one-year term note. The term note will be secured by the Company's assets and bear an interest rate of 12.5% per annum.

       The Company can require the lender to convert the note into shares of the Company's common stock at the applicable conversion price in effect on such date if, at anytime after the 181st day following closing, the closing price of the common stock, for 20 consecutive days, is $3.00 or more per share. In July 1999, the Company required the lender to convert the note into 1,791,000 shares of the Company's common stock and will issue an one-year note payable of $105,000 to the lender.

       Under the $2.5 million note agreement, the Company had certain restrictions on certain transactions, as defined, such as acquisition of additional indebtedness, related party transactions, transfer and disposition of assets, issuance of stock options, stock dividends and splits, and stock repurchases.

       The Company also agreed to the designation by the investment group of one member to the Company's Board of Directors. In February 1999, the investment group's nominee was elected to the Company's Board of Directors.

    3. Subordinated Note

       In July 1998, the Company sold to an investment group a $1 million subordinated note. The note bears an interest rate of 10% per annum and is collateralized by the Company's building, subordinate to the building's first mortgage, in addition to the Company's cash and accounts receivable. The note and any interest were due and payable on demand.

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

       On November 25, 1998, in connection with the $2.5 million subordinated convertible note, the maturity date of the $1 million subordinated note was extended to November 25, 1999 and provisions relating to events of default were added.


NOTE F - SHAREHOLDERS' EQUITY

       In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. The warrants are exercisable for 4,600,000 shares of common stock at $4.00 per share. The warrants became exercisable in February 1996 and will expire in February 2000. The warrants are redeemable by the Company for $.05 per warrant at any time after February 1997, upon thirty days prior written notice, if the average closing price of the common stock equals or exceeds $9.00 per share, for any twenty consecutive trading days within a period of thirty days ending within ten days of the notice of redemption. At June 30, 1999, all warrants were outstanding.


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

               DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

    The following is a summary of the items giving rise to deferred tax benefits at June 30, 1999 and 1998:

                                                       June 30,
                                              --------------------------
                                                 1999           1998
                                              -----------    -----------
         Current
            Allowance for doubtful accounts   $   178,000    $   105,000
                                              -----------    -----------
         Long-term
            Net operating loss carryforward     3,307,000      4,539,000
            Accumulated depreciation               20,000         20,000

                                                3,327,000      4,559,000
                                              -----------    -----------

         Total deferred tax assets              3,505,000      4,664,000

         Less: valuation allowance             (1,753,000)    (3,562,000)
                                              -----------    -----------

         Net deferred tax assets              $ 1,752,000    $ 1,102,000
                                              ===========    ===========

    Management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the tax benefits of $1,752,000, but will less than likely realize the benefit on the balance of the deferred tax assets, and therefore, has recorded a valuation allowance.

    The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

                                                          June 30,
                                          -------------------------------------
                                              1999         1998          1997
                                          -----------  -----------  -----------

         Statutory federal income tax     $   239,000  $   189,000  $(2,214,000)
         State and local income taxes          31,000       41,000       39,000
         Net operating loss carryforward     (239,000)  (1,489,000)     824,000
         Valuation allowance                 (650,000)     129,000    2,508,000
         Allowance for doubtful accounts         --      1,217,000   (1,160,000)
         Accumulated depreciation                --        (46,000)      42,000
         Prior year underaccrual                 --           --          5,000
                                          -----------  -----------  -----------

                                          $  (619,000) $    41,000  $    44,000
                                          ===========  ===========  ===========

               DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

    The Company has available for federal income tax purposes, net operating losses of approximately $7,056,000, and for state and local tax purposes, net operating losses of approximately $8,223,000, expiring in the years 2011 to 2013. The Company's ability to utilize net operating losses to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

    In 1999 and 1998, no federal income tax expense was recorded as a result of a benefit of $239,000 and $189,000, respectively, for the utilization of a portion of the net operating loss carryforward for financial accounting purposes.


NOTE H - COMMITMENTS AND CONTINGENCIES

    The Company leases certain equipment under operating leases expiring at various dates through July 2002. At June 30, 1999, minimum rental commitments under noncancellable operating leases are as follows:

             2000                            $165,000
             2001                             120,000
             2002                              18,000
                                           ----------

                                             $303,000

    Equipment rent for the years ended June 30, 1999, 1998 and 1997 was $201,000, $282,000 and $277,000, respectively.

    In 1994, the Company entered into employment agreements with five founding officers. The agreements expired in 1997 and required minimum annual salaries of $150,000 for each officer with subsequent increases not to exceed $150,000 during the first three years following the effective date of the offering. Among other items, the agreements provided for a discretionary bonus of up to 45% of salary, the payment of certain disability benefits of the officers, and discretionary and performance-based bonuses. The agreements were automatically renewed for an additional three-year term in 1997. In June 1999, the Company bought out two founding officers' employment agreements in the amounts of $210,000 and $119,000, respectively.

               DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

    The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 1999, 1998 and 1997, the Company contributed $12,042,000, $10,702,000 and $10,773,000, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

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

    High-Rise is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.


NOTE I - RELATED PARTY TRANSACTIONS

    At June 30, 1997, the Company had a loan to a former member of its Board of Directors of approximately $73,000. The loan was collateralized by 65,250 shares of the Company's common stock and bore interest at 8.75% per annum. The principal and interest of the loan was repaid in full in September 1997.

    The Company leases shop space on a month-to-month basis from a company in which certain officers own a majority interest. Rent expense for the years ended June 30, 1999, 1998 and 1997 was $46,000, 25,000 and $66,000,
    respectively.

               DualStar Technologies Corporation and Subsidiaries

NOTE I (CONTINUED)

    At June 30, 1998, the Company had an unsecured loan from an officer of $185,000. The principal and interest of the loan was repaid in full in June 1999.

    At June 30, 1999, the Company had loans to two employees in the amounts of $151,000 and $50,000, respectively. The $151,000 loan is due on demand, with an unstated interest rate. The $50,000 loan is due in February 2000 and bears an interest rate of 7.75% per annum.


NOTE J - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, trade accounts receivable and retainage receivable.

    The Company maintains its cash in accounts which exceed federally insured limits. It has not experienced any losses to date resulting from this policy.

    The Company performs construction contracts for, and extends credit to, private owners and general contractors located generally in the New York Tri-State area. The Company is directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 1999, revenue from three customers amounted to approximately 19%, 19% and 12% of total revenue, respectively. For the year ended June 30, 1998, revenue from three customers amounted to approximately 24%, 12% and 10% of total revenue, respectively. For the year ended June 30, 1997, revenue from three customers amounted to approximately 25%, 16% and 13% of total revenue, respectively.

NOTE K - STOCK OPTION PLAN

    In 1994, the Company adopted a stock option plan accounted for under the intrinsic value method of APB No. 25. The plan allows the Company to grant options to employees for up to 2.2 million shares of common stock. In December 1998, the Company's shareholders approved an amendment of the stock option plan to increase the number of shares available for grant to 3.5 million, and to add directors of the Company as persons eligible for grant of options.

    In general, the options have a term of seven years from the date of grant and vest at the end of the third year. For all options granted to date, the exercise price of each option is higher than the market price of the Company's stock on the date of grant.

               DualStar Technologies Corporation and Subsidiaries

NOTE K (CONTINUED)

    Pursuant to the Company's founding officers' employment agreements, the founding officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if Company pretax earning criteria are met. Through June 30, 1999, none of the pre-determined criteria were met and no stock options were granted to the officers.

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

                                                   1999            1998            1997
                                                ----------      ----------     -----------

      Net income (loss)        As reported      $1,322,248        $555,846    $(6,511,666)
                               Pro forma        $1,322,248        $271,596    $(7,364,516)

      Basic income (loss)      As reported           $0.15           $0.06         $(0.72)
         per share             Pro forma             $0.15           $0.03         $(0.82)

      Diluted income (loss)    As reported           $0.13           $0.06         $(0.72)
         per share             Pro forma             $0.13           $0.03         $(0.82)

    This pro forma impact only takes into account options granted since July 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 1997: risk-free interest rate of 6.08%, expected life of seven years, volatility of 113.5% and no dividend yield.

               DualStar Technologies Corporation and Subsidiaries

NOTE K (CONTINUED)

    A summary of information relative to the Company's stock option plan follows:

                                                                  Weighted
                                          Number of Shares      Average Price
                                          -----------------    ---------------
    Outstanding at June 30, 1996               177,000               $3.00
    Granted in fiscal 1997                   1,895,000               $0.75
                                             ---------

    Outstanding at June 30, 1997 and 1998    2,072,000               $0.94
    Forfeited as of June 30, 1999             (396,000)              $0.75
                                             ---------

    Outstanding at June 30, 1999             1,676,000               $0.99
                                             =========

    The following information applies to options outstanding at June 30, 1999:

            Number outstanding and exercisable                 1,676,000
            Range of exercise prices                      $0.75 TO $3.00
            Weighted average exercise price                        $0.99
            Weighted average remaining contractual life          6 YEARS

    In August 1999, the Company's Board of Directors granted an additional 829,000 options to various employees and directors. In general, these options vest over 5 years and have an option exercise price of $4.00.

NOTE L - EMPLOYEE BENEFIT PLAN

    In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 1999, 1998 and 1997, the Company made no contribution to the plan.

               DualStar Technologies Corporation and Subsidiaries

NOTE M - SEGMENT INFORMATION

    The Company has the following two reportable segments: contracting and communications. The contracting segment engages primarily in mechanical and electrical contracting services in the United States. The communications segment installs primarily communication systems and provides telephone, Internet, television and other services to multiple dwelling units in New York City.

    The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.


    REPORTABLE SEGMENT INFORMATION           CONTRACTING      COMMUNICATIONS        TOTALS
-----------------------------------------------------------------------------------------------
              FISCAL 1999
Revenues from external customers            $90,444,936        $2,204,642        $92,649,578
Intersegment revenues                         1,347,199            55,000          1,402,199
Depreciation and amortization                   244,016           154,070            398,086
Interest expense                                 88,440            86,857            175,297
Segment profit (loss)                         2,472,486          (813,573)         1,658,913
Segment assets                               34,496,662         3,732,849         38,229,511
Expenditure for segment assets                     --             404,894            397,738

              FISCAL 1998
Revenues from external customers            $92,789,681        $1,490,619        $94,280,300
Intersegment revenues                           227,354            50,098            277,452
Depreciation and amortization                   258,132           121,566            379,698
Interest expense                                 15,420            20,745             36,165
Segment profit (loss)                         1,716,311        (1,003,852)           712,459
Segment assets                               30,088,397         3,075,150         33,163,547
Expenditure for segment assets                   45,593           897,379            942,972

               DualStar Technologies Corporation and Subsidiaries

NOTE M (CONTINUED)


    REPORTABLE SEGMENT INFORMATION           CONTRACTING      COMMUNICATIONS        TOTALS
-----------------------------------------------------------------------------------------------
              FISCAL 1997
Revenues from external customers            $73,366,635         $ 251,701        $73,618,336
Intersegment revenues                         1,195,141            74,309          1,269,450
Depreciation and amortization                   586,162            25,336            611,498
Interest expense                                  3,958             1,944              5,902
Segment loss                                 (4,207,717)         (549,444)        (4,757,161)
Segment assets                               23,080,535         2,032,669         25,113,204
Expenditure for segment assets                  979,922           138,852          1,118,774



     RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                                            FISCAL
                                                          -------------------------------------------
                                                               1999          1998           1997
                                                               ----          ----           ----
    REVENUES
Total revenues for reportable segments                    $94,051,777     $94,557,752     $74,887,786
Elimination of intersegment revenues                       (1,402,199)       (277,452)     (1,269,450)
                                                          -------------------------------------------
Total consolidated revenues                               $92,649,578     $94,280,300     $73,618,336
                                                          ===========================================

    PROFIT (LOSS)
Total profit (loss) for reportable segments               $ 1,658,913     $   712,459     $(4,757,161)
Elimination of intersegment profits                           (30,391)        (84,380)       (142,629)
Unallocated amounts:
  Corporate                                                  (925,274)        (31,233)     (1,567,876)
                                                         --------------------------------------------
Total consolidated income from operations                 $   703,248     $  596,846     $(6,467,666)
                                                         ============================================

    ASSETS
Total assets for reportable segments                      $38,229,511     $33,163,547
Elimination of intersegment profits on capitalized
  assets                                                     (257,300)       (226,909)
Elimination of intersegment balance                        (3,223,995)     (2,822,652)
Unallocated amounts:
  Corporate                                                 3,846,371       3,230,773
                                                         -----------------------------
Total consolidated assets                                 $38,594,587     $33,344,759
                                                         =============================

               DualStar Technologies Corporation and Subsidiaries

NOTE M (CONTINUED)

        OTHER SIGNIFICANT ITEMS:

                                                                               INTERSEGMENT
                                          SEGMENT                                PROFITS           CONSOLIDATED
                                           TOTALS          CORPORATE           ELIMINATION            TOTALS
                                       --------------------------------------------------------------------------
           FISCAL 1999
Depreciation and amortization           $398,086            $163,175                --               $561,261
Interest expense                         175,297             267,244                --                442,541
Expenditure for segment assets           397,738              55,296            $(30,391)             422,643
           FISCAL 1998
Depreciation and amortization            379,698             149,350                --                529,048
Interest expense                          36,165              82,374                --                118,539
Expenditure for segment assets           942,972               9,894             (84,380)             868,486
           FISCAL 1997
Depreciation and amortization            611,498              78,071                --                689,569
Interest expense                           5,902              29,871                --                 35,773


NOTE N - SUBSEQUENT EVENTS

    (a) In August 1999, the Company entered into an agreement with an investment group, under which the investment group will invest $15.3 million in the Company through the purchase of common stock and a convertible note and will grant the Company residential, commercial and hotel access rights nationwide in exchange for warrants. The agreement is subject to the execution of definitive documentation containing customary terms and conditions.

    The right-of-entry agreement grants the Company the right to sell communications and related services to over 100,000 multiple dwelling units ("MDUs"), 2,000,000 square feet of commercial space, and 1,000 hotel rooms owned or controlled by the investment group. The services to be provided by the Company include telephone, Internet, television and other services. In exchange, the investment group will receive warrants to purchase 1,000,000 shares of the Company's common stock at an exercise price of $0.10 per share. The investment group also has agreed to purchase 1,000,000 shares of the Company's common stock at a price of $5.30 per share, and to lend the Company $10 million on favorable terms, subject to certain conditions and secured by certain assets. Subject to the Company's shareholder approval, the loan shall be convertible, at the option of the investment group, into the Company's common stock at a conversion price of $5.15 per share. The Company expects to use the net proceeds from the stock and convertible note sale to expand its communications and related businesses.

               DualStar Technologies Corporation and Subsidiaries

NOTE N (CONTINUED)

    The agreement also provides for certain registration rights, a shareholders agreement, and designation by the investment group of one member to the Company's Board of Directors. In September 1999, the investment group's nominee was elected to the Company's Board of Directors.

    (b) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. and its divisions ("CMA"), filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle is a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA is also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court, Triangle alleges, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against DualStar and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle has not commenced any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). CMA and DualStar dispute Triangle's allegations in toto and believe that they are wholly without merit. CMA has claims and counterclaims against Triangle for breaches and defaults in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are unliquidated and cannot be ascertained at this time, CMA believes that it will setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such recoupment will be sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DUALSTAR TECHNOLOGIES CORPORATION


                                         By   /s/ GREGORY CUNEO
                                         ---------------------------------
                                         Gregory Cuneo
                                         Chairman of the Board, President and
                                         Chief Executive Officer

Dated: September 27, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                           Title                                        Date
---------                           -----                                        ----
/s/ GREGORY CUNEO                   Chairman of the Board, President             September 27, 1999
--------------------                and Chief Executive Officer
Gregory Cuneo


/s/ ROBERT BIRNBACH                 Executive Vice President, Chief              September 27, 1999
--------------------                Financial Officer [Principal Financial
Robert Birnbach                     Officer] and Director



/s/ JOSEPH C. CHAN                  Vice President and Chief                     September 27, 1999
--------------------                Accounting Officer [Principal
Joseph C. Chan                      Accounting Officer]


/s/ RONALD FREGARA                  Executive Vice President                     September 27, 1999
--------------------                and Director
Ronald Fregara


/s/ RAYMOND L. STEELE               Director
-----------------------                                                          September 27, 1999
Raymond L. Steele


/s/ LLOYD I. MILLER, III            Director                                     September 27, 1999
-------------------------
Lloyd I. Miller, III

Signature                           Title                                        Date
---------                           -----                                        ----
/s/ MICHAEL F. WHALEN, JR.          Director                                     September 27, 1999
--------------------------
Michael F. Whalen, Jr.


/s/ MICHAEL J. ABATEMARCO           Director                                     September 27, 1999
--------------------------
Michael J. Abatemarco


/s/ JARED E. ABBRUZZESE             Director                                     September 27, 1999
--------------------------
Jared E. Abbruzzese


/s/ STEPHEN J. YAGER                Executive Vice President,                    September 27, 1999
--------------------------          Secretary and Director
Stephen J. Yager

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   EXHIBITS TO

                                    FORM 10-K


                         Commission file number 0-25552

                        DUALSTAR TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


                     For the Fiscal Year Ended June 30, 1999



                 Delaware                                     13-3776834
        (State or other jurisdiction                        (I.R.S. Employer
        of incorporation or organization)                  Identification No.)


               11-30 47th Avenue, Long Island City, New York 11101
              ----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)



                                 (718) 340-6655
                                 --------------
              (Registrant's telephone number, including area code)

                                 INDEX EXHIBITS
                                 --------------

NUMBER          TITLE
------          -----

3.1          Certificate of Incorporation, filed June 14, 1994, as restated. (1)
3.2          By-Laws. (1)
4.1          Specimen Copy of Common Stock Certificate.(1)
4.2          Form of Class A Warrant Certificate and Form of Exercise Agreement.
             (1)
4.3          Form of Class A Warrant Agreement.(1)
4.4 Unit Purchase Option in favor of Daniel Porush, dated July 21, 1995, and Transfer Form from Stratton Oakmont, Inc. to Daniel Porush, dated July 21, 1995.(2)
4.5 DualStar Technologies Corporation 1994 Stock Option Plan, as amended.
10.1 Share Acquisition Agreement by and among the Registrant and Centrifugal Associates, Inc., et al., dated August 1, 1994. (1)
10.2 Share Acquisition Agreement by and among the Registrant and Mechanical Associates, Inc., et al., dated August 1, 1994. (1)
10.3 Mechanical Service Network Agreement by and between Centrifugal Associates, Inc. and E.I. DuPont de Nemours and Company, dated July 18, 1995.(2)
10.4 Employment Agreement between the Registrant and Elven M. Tangel, dated August 31, 1994.(1)
10.5 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994.(1)
10.6 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994.(1)
10.7 Employment Agreement between the Registrant and Armando Spaziani, dated August 31, 1994.(1)
10.8 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994.(1)
10.9 Agreements between Lehrer McGovern Bovis, Inc. and Centrifugal Associates, Inc., dated August 18, 1992 and September 28, 1992. (1)
10.10 Agreements between Morse Diesel International, Inc. and Centrifugal Associates, Inc., dated June 10, 1993 and November 19, 1990. (1)
10.11 Agreements between HRH Construction Corporation and Mechanical Associates, Inc., dated August 28, 1991, May 14, 1993 and August 5, 1992. (1)
10.12 Agreement with Morse Diesel International, Inc. by Centrifugal Associates, Inc., dated February 13, 1995.(2)
10.13 Loan Agreement (i.e., Non-Negotiable Term Note and Pledge Agreement) between the Registrant and Stephen J. Drescher, dated October 20, 1995.(3)
10.14 Purchase and Sale Agreement for 11-26 47th Avenue, Long Island City, New York 11101, between Property Control, Inc. (assigned from DualStar Technologies Corp.) and Lawrence Mitchell, Trustee, Intermediary (assigned from William Calomiris), dated March 20, 1996.(3)
10.15 Secured Promissory Note and Security Agreement between the Registrant and Technology Investors Group, LLC, dated July 24, 1998.(4)
10.16 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998.(5)
10.17 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of the subordinated convertible note.(5)
10.18 Registration Rights Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(5)
10.19 Stockholders' Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(5)
21.1         Subsidiaries of the Registrant.(4)
23.1         Consent of Grant Thornton LLP .
27.1         Financial Data Schedule (electronic filings only).

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

(2) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1995.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1996.

(4) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1998.

(5) Incorporated herein by reference to Registrant's Annual Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 1998.