Form 10-Q
period 1999-09-30
DUALSTAR TECHNOLOGIES CORP
filed 1999-11-15
CIK 929546

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999
or
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

Common Stock, $.01 Par Value --- 1,0791,000 shares as of November 12, 1999

Index

DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - September 30, 1999 and June 30, 1999

        Condensed consolidated statements of income - Three months ended September 30, 1999 and 1998

        Condensed consolidated statements of cash flows - Three months ended September 30, 1999 and 1998

        Notes to condensed consolidated financial statements
        - September 30, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K*


Signatures




 * No exhibits are included in this filing

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                          September 30,      June 30,
                                              1999             1999
                                           (unaudited)
ASSETS
Current assets:
  Cash                                     $ 1,600,828   $    583,995
  Contracts receivable, net                 20,526,169     23,653,712
  Retainage receivable                       5,938,699      6,213,201
  Costs and estimated earnings in excess
    of billings on uncompleted contracts     3,361,367      1,360,412
  Deferred tax asset - current                 178,000        178,000
  Prepaid expenses and sundry receivable       390,874        303,713
                                           ------------   ------------
Total current assets                        31,995,937     32,293,033

Property and equipment, net                  3,066,410      3,147,068
Other assets:
  Deferred tax asset - long-term             1,574,000      1,574,000
  Other                                      1,618,231      1,580,486
                                           ------------   ------------
Total assets                               $38,254,578    $38,594,587
                                           ============   ============


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                         September 30,       June 30,
                                            1999               1999
                                          (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $20,471,571     $21,053,418
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                               2,533,915       2,994,996
  Subordinated note payable                 1,000,000       1,000,000
  Accrued expenses and other liabilities    3,970,174       3,426,508
                                          ------------    ------------
Total current liabilities                  27,975,660      28,474,922

Mortgage payable - long-term                  712,500         723,750
Other liabilities                             198,391         206,498
Subordinated convertible note                     -         2,500,000
                                          ------------    ------------
Total liabilities                          28,886,551      31,905,170

Contingencies

Shareholders' equity:
  Common stock                                107,910          90,000
  Additional paid-in capital               17,451,254      14,995,836
  Deficit                                  (8,191,137)     (8,396,419)
                                          ------------    ------------
Total shareholders' equity                  9,368,027       6,689,417
                                          ------------    ------------
Total liabilities and shareholders'
  equity                                  $38,254,578     $38,594,587
                                          ============    ============


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



                                          1999               1998

Contract revenues earned              $24,888,771        $19,939,205
Cost of revenues earned                22,263,472         17,812,540
                                      ------------       ------------
Gross profit                            2,625,299          2,126,665
General and administrative expenses     2,420,017          2,115,590
                                      ------------       ------------
Net income                            $   205,282        $    11,075
                                      ============       ============

Basic income per share:
  Net income per share                      $0.02                $ -
  Weighted average shares outstanding  10,791,000          9,000,000

Diluted income per share:
  Net income per share                      $0.01                $ -
  Weighted average shares outstanding  13,718,086          9,946,968


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)



                                            1999             1998

Cash provided by (used in) operating
  activities                            $ 1,181,333      $(1,343,033)
                                        ------------     ------------

Cash flows from investing activities:
  Acquisition of property and equipment    (135,957)         (22,845)
                                        ------------     ------------
Net cash used in investing activities      (135,957)         (22,845)
                                        ------------     ------------

Cash flows from financing activities:
  Proceeds from short-term loan                 -          1,000,000
  Principal payments on capital lease
    obligations                             (17,293)         (74,223)
  Principal payments on mortgage            (11,250)         (11,250)
                                        ------------     ------------
Net cash (used in) provided by financing
  activities                                (28,543)         914,527
                                        ------------     ------------

Net increase (decrease) in cash           1,016,833         (451,351)
Cash - beginning of period                  583,995        1,356,228
                                        ------------     ------------
Cash - end of period                    $ 1,600,828      $   904,877
                                        ============     ============

Non-cash transaction:
In July 1999, the investment group converted the $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40. In addition, the Company issued a one-year term note for approximately $110,000 to the investment group for the balance of the unpaid interest that was not converted into common stock. In connection with this transaction, the Company incurred costs of approximately $41,000 which has been charged to additional paid-in capital. Accordingly, the Company's common stock was increased by $17,910 and additional paid-in capital by $2,455,418.


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June
30, 1999.

NOTE B - NET INCOME PER SHARE

The computation of basic net income per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The weighted average number of shares and earnings per share for the three months presented is as follows:


                                    Income         Shares        Per share
                                 (Numerator)    (Denominator)      Amount
Three Months Ended September 30, 1999:
Basic Earning Per Share
  Net income                       $205,282      10,791,000         $0.02
Effect of Dilutive Securities
   Options and warrants                           2,927,086
                                  ----------     -----------       -------
Diluted Earning Per Share
Net income                         $205,282      13,718,086         $0.01
                                  ==========     ===========       =======
Three Months Ended September 30, 1998:
Basic Earning Per Share
  Net income                        $11,075       9,000,000           $ -
Effect of Dilutive Securities
  Options                                           946,968
                                  ----------     -----------       -------
Diluted Earning Per Share
  Net income                        $11,075       9,946,968           $ -
                                  ==========     ===========       =======

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1999

NOTE C - SUBORDINATED CONVERTIBLE NOTE

In November 1998, the Company sold to Technology Investors Group, LLC (the "Investment Group") a subordinated convertible note in the principal amount of $2.5 million, due and payable on May 25, 2001. The note had an interest rate of 7.5% per annum and was payable semi-annually at the option of the Company. Interest that was not paid was added to the principal. In the event of default, the Investment Group had the right to declare the principal and unpaid interest immediately due and payable, and the outstanding amount would have had an interest rate of 12.5% per annum thereafter.

The note was subordinated to the first mortgage on the Company's building and to the rights of financial lenders and sureties of the Company.

During the term of the note, the Investment Group had an option to convert the note into fully-paid and nonassessable shares of the Company's common stock. At all times, the number of shares to be issued upon the conversion was not to exceed 1,791,000 shares, or 19.9% of the Company's outstanding shares on November 25, 1998. Initially, the conversion price was $1.40 per share and could have been reset on the 180th day following closing and every 90 days thereafter. The reset conversion price was to be calculated as the lower of: (i) the average closing price of the Company's common stock on the 20 trading days immediately preceding the reset date or (ii) the initial conversion price of $1.40. The number of shares received upon conversion would have been adjusted proportionately for certain transactions, such as stock splits and stockholder distributions.

If the number of shares issued upon the conversion multiplied by the conversion price was less than the note principal and unpaid interest, the difference, at the Company's option, was payable in cash or a one-year term note.

The Company also had the right to require the Investment Group to convert the note into shares of the Company's common stock at the applicable conversion price in effect on such date if, at anytime after the 181st day following closing, the closing price of the common stock, for 20 consecutive days, was
$3.00 or more per share.   On July 7, 1999, the Company required the
Investment Group to convert the note into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 and subsequently issued a one-year term note for approximately $110,000 to the Investment Group. The term note is collateralized by the Company's assets and has an interest rate of 12.5% per annum.

The Company also agreed to the designation by the Investment Group of one member to the Company's Board of Directors. In February 1999, the Investment Group's nominee was elected to the Company's Board of Directors.

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1999

NOTE D - STOCK OPTION PLAN

In August 1999, the Company's Board of Directors granted an additional 829,000 options to various employees and directors. In general, these options vest over 5 years and have an option exercise price of $4.00.


NOTE E - CONTINGENCIES

High-Rise Electric, Inc., a wholly owned subsidiary of the Company, is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.

On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. and its divisions ("CMA"), a subsidiary of the Company, filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA is also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court, Triangle alleges, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against DualStar and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle has not commenced any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). CMA and DualStar dispute Triangle's allegations in toto and believe that they are wholly without merit. CMA has claims and counterclaims against Triangle for breaches and defaults in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are unliquidated and cannot be ascertained at this time, CMA believes that it will setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such recoupment will be sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1999

NOTE F - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and telecommunications. The construction segment engages primarily in mechanical and electrical contracting services in the United States. The telecommunications segment installs primarily communication systems and provides telephone, Internet, television and other services to multiple dwelling units in New York City.

The accounting policies used to develop segment information correspond to those disclosed in the Company's financial statements for the fiscal year ended June 30, 1999. The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

Reportable Segment
Information                       Construction   Telecommunications    Totals
For the Three Months Ended
  September 30, 1999
Revenues from external customers   $24,330,699        $558,072    $24,888,771
Intersegment revenues                  775,922          13,750        789,672
Segment profit (loss)                  793,967        (388,817)       405,150

For the Three Months Ended
  September 30, 1998
Revenues from external customers   $19,368,572        $570,633    $19,939,205
Intersegment revenues                   58,086          13,647         71,733
Segment profit (loss)                  105,382        (114,266)        (8,884)

Reconciliation to Consolidated Amounts
                                              For the Three Months Ended
                                                    September 30,
                                                 1999           1998
Profit (Loss)
Total profit (loss) for reportable segments   $405,150      $  (8,884)
Unallocated amounts:
  Corporate                                   (199,868)        19,959
                                              ---------     ----------
Total consolidated income from operations     $205,282      $  11,075
                                              =========     ==========

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SEPTEMBER 30, 1999


NOTE G - SUBSEQUENT EVENT

In October 1999, CMA sold a $1 million promissory note to the Investment Group. The note has an interest rate of 10% per annum and is due on December 15, 1999. The loan is guaranteed by the Company and collateralized by certain assets of the Company and its subsidiaries.

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

When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions and expectations will be achieved, and actual results could differ materially from forecasts and estimates. Important factors that could cause actual results to differ materially include, but are not limited to, changes in the pricing environment for the Company's goods and services, regulatory or legislative changes, the Company's dependence on key personnel, the impact of Year 2000 issues which may be more significant than currently anticipated, and the Company's ability to manage growth, in addition to those risk factors set forth in DualStar Technologies Corporation and Subsidiaries' Annual
Report on Form 10-K for the fiscal year ended June 30, 1999 and which speaks only as of the date thereof. Many of the factors are beyond the Company's ability to control or predict. In addition, such forward-looking statements are necessarily based on assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, readers of this Report are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


Capital Resources and Liquidity

Cash balances at September 30, and June 30, 1999 were approximately $1.6 million and $0.6 million, respectively. The Company's operations provided approximately $1.2 million of cash in the three months ended September 30, 1999. The increase in cash was due primarily to a collection of approximately $1.0 million of contracts receivable at September 30, 1999.
The Company's operations used approximately $1.3 million of cash in the three months ended September 30, 1998. The net use of cash in operating activities was due primarily to the use of the proceeds of the sale of a $1.0 million subordinated note to pay trade payables.

In the three months ended September 30, 1999 and 1998, the Company acquired capital assets of approximately $136,000 and $23,000, primarily for investment in communications infrastructure systems for high-rise buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents.

In July 1998, the Company entered a $1 million loan agreement with the Investment Group. The loan was due and payable on demand and bears an interest rate of 10% per annum. The loan, subordinate to the building's first mortgage, is collateralized by the Company's building, cash and accounts receivable. In November 1998, the maturity date of the subordinated note was extended to November 25, 1999 and provisions relating to events of default were added.

In July 1999, the Investment Group converted the $2.5 million convertible note and a portion of the unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40. In addition, the Company issued a one-year term note for approximately $110,000 to the Investment Group for the balance of the unpaid interest that was not converted into common stock. The term note is collateralized by the Company's assets and has an interest rate of 12.5% per annum.


Year 2000 Compliance

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K compliance. Phase I was the identification of those systems through which the Company has exposure to Y2K issues. Phase II was the development and implementation of action plans to be Y2K compliant in all areas. These two phases have been completed. Phase III, to be completed by November 1999, is the final testing of each major area of exposure to ensure compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) system and software suppliers.

The Company conducted an internal review of its systems and contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications have been identified as Y2K compliant due to their recent implementation. The
Company's core financial and reporting systems have been upgraded and tested to be Y2K compliant. The Company's informational systems have been upgraded to be Y2K compliant. All the informational systems are scheduled for final testing by November 1999 to ensure Y2K compliance. Should the informational systems continue to be non-compliant after testing, the information can be obtained in a less efficient manner. The Company believes the currently estimated replacement and labor costs to bring the informational systems into compliance should not have a material adverse effect on the Company's financial condition in fiscal 2000, although there can be no assurance of this.

The Company has contacted its major suppliers with regards to Y2K compliance. These suppliers state that they are, or intend to be, Y2K compliant by January 1, 2000. There can be no assurance of such a result and the Company cannot predict the outcome if the suppliers do not become Y2K compliant by January 1, 2000. Should the Company have a non-compliant supplier, the Company believes that it will be able to utilize an alternate supplier.


Results of Operations

Contract revenues increased 24.8% in the three months ended September 30, 1999 to $24.9 million, up $4.9 million from the comparable period of 1998. The increase was due primarily to the Company substantially completing a few large fast-pace contracts in the three months ended September 30, 1999.

Gross profit increased $0.5 million in the three months ended September 30, 1999 to $2.6 million from the comparable period in 1998. The gross profit margins were 10.5% and 10.7% for the three months ended September 30, 1999 and 1998, respectively. The increase in gross profit was attributable to the increase in contract revenues.

General and administrative expenses increased $0.3 million in the three months ended September 30, 1999 to $2.4 million from the comparable period of 1998. As a percentage of revenue, general and administrative expenses decreased to 9.7% for the three months ended September 30, 1999 from 10.6% for the three months ended September 30, 1998. The decrease in general and administrative expenses as a percentage of revenue was due primarily to the increase in contract revenues.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



              			               	DualStar Technologies Corporation


Date:      November 15, 1999     By:      GREGORY CUNEO
                                   		Gregory Cuneo
                          					     	Chairman of Board, President
                                     and Chief Executive Officer


Date:       November 15, 1999    By:      ROBERT  BIRNBACH
                                   		Robert Birnbach
					      	                         Executive Vice President
                                     and Chief Financial Officer


Date:       November 15, 1999    By:      JOSEPH CHAN
                                   		Joseph Chan
                         					      	Vice President and
                                     Chief Accounting Officer