Form 10-Q
period 1999-12-31
DUALSTAR TECHNOLOGIES CORP
filed 2000-02-15
CIK 929546

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 1999
or
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

One Park Avenue, New York, NY 10016
(Address, including zip code of principal executive offices)

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

Common Stock, $.01 Par Value --- 13,265,824 shares as of February 10, 2000
















Index

DualStar Technologies Corporation


Part I. Financial Information

Item 1. Financial Statements (Unaudited)

           Condensed consolidated balance sheets - December 31, 1999 and June 30, 1999

           Condensed consolidated statements of income - Three and six months ended December 31, 1999 and 1998

           Condensed consolidated statements of cash flows - Three and six months ended December 31, 1999 and 1998

           Notes to condensed consolidated financial statements - December 31, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures









PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   December 31,       June 30,
                                     1999              1999
                                  (unaudited)

ASSETS
Current assets:
  Cash                             $ 4,310,629    $    583,995
  Contracts receivable, net         21,053,454      23,653,712
  Retainage receivable               6,134,674       6,213,201
  Costs and estimated earnings
   in excess of Billings on
   uncompleted contracts             1,968,213       1,360,412
  Deferred tax asset - current         178,000         178,000
  Prepaid expenses and sundry
   receivable                          419,299         303,713
Total current assets                34,064,269      32,293,033

Property and equipment, net          3,019,352       3,147,068

Other assets:
  Deferred tax asset - long-term     1,574,000       1,574,000
  Other                              1,568,863       1,580,486
Total assets                       $40,226,484     $38,594,587






See notes to condensed consolidated financial statements


DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                                   December 31,        June 30,
                                     1999               1999
                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                   $19,218,440     $21,053,418
 Billings in excess of costs
   and estimated earnings on
   uncompleted contracts              4,192,813       2,994,996
 Promissory note payable              7,000,000               -
 Subordinated note payable                    -       1,000,000
 Accrued expenses and other
  liabilities                         2,255,509       3,426,508
Total current liabilities            32,666,762      28,474,922

Mortgage payable - long-term          1,750,000         723,750
Other liabilities                       172,517         206,498
Subordinated convertible note                 -       2,500,000
Total liabilities                    34,589,279      31,905,170

Contingencies

Shareholders' equity:
 Common stock                           107,910          90,000
 Additional paid-in capital          17,451,254      14,995,836
 Accumulated deficit                (11,921,959)     (8,396,419)
Total shareholders' equity            5,637,205       6,689,417
Total liabilities and shareholders'
  equity                            $40,226,484     $38,594,587


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)


                        For the Three Months Ended  For the six months ended
                              December 31,               Decemebr 31,
                            1999         1998            1999       1998

Contract revenues
 earned              $19,242,280    $21,150,276     $44,131,051  $41,089,481
Cost of revenues
 earned               19,782,453     19,254,155      42,045,925   37,066,695
Gross (loss) profit     (540,173)     1,896,121       2,085,126    4,022,786
General and
 administrative
 expenses              3,190,649      2,139,024       5,610,666    4,254,614
Loss before provision
 for income taxes     (3,730,822)      (242,903)     (3,525,540)    (231,828)
Provision for income
 taxes                         -              -               -            -
Net loss              (3,730,822)  $   (242,903)    $(3,525,540) $  (231,828)

Basic loss per share:
  Net loss per share      $(0.35)        $(0.03)         $(0.33)      $(0.03)
  Weighted average shares
   outstanding        10,791,000      9,000,000      10,791,000    9,000,000
Diluted loss per share:
  Net loss per share      $(0.35)       $(0.03)          $(0.33)      $(0.03)
  Weighted average shares
   outstanding        10,791,000     9,000,000       10,791,000     9,000,000


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(UNAUDITED)



                                             1999              1998
Cash used in operating activities      $(2,887,003)       $(2,043,856)

Cash flows from investing activities:
  Acquisition of property and
   equipment                              (328,350)          (179,746)
Net cash used in investing activities     (328,350)          (179,746)

Cash flows from financing activities:
  (Repayment of) Proceeds from
   subordinated note payable            (1,000,000)         1,000,000
  Proceeds from promissory note          7,000,000                  -
  Proceeds from subordinated
   convertible note                              -          2,500,000
 Principal payments on capital
  lease obligations                        (39,263)          (100,947)
 Proceeds from refinancing of
  mortgage loan                            995,956                  -
 Principal payments on mortgage loan       (14,706)           (22,500)
Net cash provided by financing
 activities                              6,941,987          3,376,553

Net increase in cash                     3,726,634          1,152,951
Cash - beginning of period                 583,995          1,356,228
Cash - end of period                    $4,310,629         $2,509,179

Non-cash transactions:

In July 1999, Technology Investors Group, LLC ("TIG") converted its $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40. In addition, the Company issued a promissory note in the amount of $120,000 (the "TIG Stub Loan") representing the remaining indebtedness to TIG. In connection with the conversion, the Company incurred costs of approximately $41,000 which has been charged to additional paid-in capital. Accordingly, the Company's common stock (in par value) was increased by $17,910 and additional paid-in capital by $2,455,418.

In November 1999, the Company refinanced its mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.


See notes to condensed consolidated financial statements

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-and six-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June
30, 1999.

NOTE B - NET LOSS PER SHARE

The computation of basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding. For diluted net income
(loss) per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The weighted average number of shares and earnings (loss) per share for the three months presented is as follows:


                              Income (Loss)    Shares          Per share
                               (Numerator)     (Denominator)   Amount

Three Months Ended December 31, 1999:
Basic Earnings (Loss) Per Share
Net loss                      $(3,730,822)      10,791,000     $(0.35)
Effect of Dilutive Securities
Options and warrants                                     -
Diluted Earnings (Loss) Per
 Share
Net loss                      $(3,730,822)      10,791,000     $(0.35)

Three Months Ended December 31, 1998:
Basic Earnings (Loss) Per Share
Net loss                        $(242,903)       9,000,000     $(0.03)
Effect of Dilutive Securities
Options and warrants                                     -
Diluted Earnings (Loss) Per
 Share
Net loss                        $(242,903)       9,000,000     $(0.03)

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE B (continued)

The weighted average number of shares and earnings (loss) per share for the six months presented is as follows:

                                   Income (Loss)   Shares        Per share
                                   (Numerator)     (Denominator) Amount

Six Months Ended December 31, 1999:
Basic Earnings (Loss) Per Share
Net loss                           $(3,525,540)    10,791,000     $(0.33)
Effect of Dilutive Securities
Options and warrants                                        -
Diluted Earnings (Loss) Per
 Share
Net loss                           $(3,525,540)    10,791,000     $(0.33)

Six Months Ended December 31, 1998:
Basic Earnings (Loss) Per Share
Net loss                             $(231,828)     9,000,000     $(0.03)
Effect of Dilutive Securities
Options and warrants                                        -
Diluted Earnings (Loss) Per
 Share
Net loss                            $(231,828)      9,000,000     $(0.03)


NOTE C - SUBORDINATED CONVERTIBLE NOTE

In November 1998, the Company sold to TIG a subordinated convertible note in the principal amount of $2.5 million, due and payable on May 25, 2001. The note had an interest rate of 7.5% per annum and was payable semi-annually at the option of the Company. Interest that was not paid was added to the principal. In the event of default, TIG had the right to declare the principal and unpaid interest immediately due and payable, and the outstanding amount would have had an interest rate of 12.5% per annum thereafter.

The note was subordinated to the first mortgage on the Company's building and to the rights of financial lenders and sureties of the Company.

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE C (continued)

During the term of the note, TIG had an option to convert the note into fully-paid and nonassessable shares of the Company's common stock. The number of shares to be issued upon the conversion was not to exceed 1,791,000 shares, or 19.9% of the Company's outstanding shares on November 25, 1998. Initially, the conversion price was $1.40 per share and could have been reset on the 180th day following closing and every 90 days thereafter. The reset conversion price was to be calculated as the lower of: (i) the average closing price of the Company's common stock on the 20 trading days immediately preceding the reset date or (ii) the initial conversion price of $1.40. The number of shares received upon conversion would have been adjusted proportionately for certain transactions, such as stock splits and stockholder distributions.

If the number of shares issued upon the conversion multiplied by the conversion price was less than the note principal and unpaid interest, the difference, at the Company's option, was payable in cash or a one-year term note.

The Company also had the right to require the TIG to convert the note into shares of the Company's common stock at the applicable conversion price in effect on such date if, at anytime after the 181st day following closing, the closing price of the common stock, for 20 consecutive days, was $3.00 or more per share. On July 7, 1999, the Company required TIG to convert the note into 1,791,000 shares of the Company's common stock at the conversion price of $1.40. In addition, the Company issued a promissory note in the amount of $120,000 (the "TIG Stub Loan") representing the remaining indebtedness to TIG. The TIG Stub Loan was repaid in full in December 1999.

The Company also agreed to the designation by TIG of one member to the Company's Board of Directors. In February 1999, TIG's nominee was elected to the Company's Board of Directors.

NOTE D - STOCK OPTION PLAN

In August 1999, the Company's Board of Directors granted 829,000 additional options to various employees and directors. In general, these options vest over 5 years and have an option exercise price of $4.00.

In October 1999, the Company's Board of Directors granted 300,000 additional options to an employee. In general, these options vest over 3 years and have an option exercise price of $5.00.


DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE D (continued)

In January 2000, the Company's Board of Directors granted 30,000 additional options to an employee. These options vest over 5 years and have an option exercise price of $6.50.

NOTE E - SHORT TERM NOTES

On December 16, 1999, the Company sold a $7 million secured Promissory Note (the "Madeleine Bridge Loan") to Madeleine, L.L.C. ("Madeleine"), an affiliate of Cerberus Capital Management L.P. ("Cerberus") and Blackacre Capital Management L.L.C. ("Blackacre"). The note has an interest rate of 11% per
annum and is due on April 30, 2000.   The Madeleine Bridge Loan is guaranteed
by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock and the Company's assets. See Forms 8-K, dated December 3, 1999 and December 21, 1999.

On October 26, 1999, the Company's subsidiary, Centrifugal/Mechanical Associates, Inc., ("CMA") sold a $1 million promissory note (the "TIG Bridge Note") to Technology Investors Group, L.L.C. ("TIG"). The TIG Bridge Note had an interest rate of 10% per annum and was due December 15, 1999. The loan was guaranteed by the Company and collateralized by certain Company assets. The TIG Bridge Loan was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On October 26, 1999 the Company issued to TIG the Stub Loan in the amount of $120,000 representing the remaining indebtedness to TIG under a certain convertible promissory note, dated November 25, 1998 in the original principal amount of $2,500,000. The TIG Stub Loan had an interest rate of 10% per annum and was due on December 15, 1999. The TIG Stub Loan was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

NOTE F - MORTGAGE PAYABLE

On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on November 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. As of December 31, 1999, the mortgage balance was $1.75 million.




DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE G - CONTINGENCIES

(1) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), a subsidiary of the Company, filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar).
On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Trinagle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit. CMA has claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are not fully liquidated and cannot be fully ascertained at this time, CMA believes that it is entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such offsets and recoupment will be either (a) allowed and that CMA will prevail in any such litigation with Triangle's Chapter 7 trustee, or (b) sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.


DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE G (continued)

(2) High-Rise Electric, Inc., a wholly owned subsidiary of the Company, is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.

(3) In connection with the $7 Madeleine Bridge Loan, on December 16, 1999, the Company signed a letter of intent with Blackacre and Cerberus pursuant to which Blackacre and Cerberus would purchase approximately $46.2 million of convertible debt and/or equity securities of the Company and enter into a strategic alliance with the Company. See Forms 8-K, dated December 3, 1999 and December 21, 1999.

In connection with such letter of intent, as a form of "break-up" protection, the Company issued 1,440,000 Class B warrants to Cerberus and Blackacre under which they would have the right, under certain terms and conditions, to purchase shares of Company common stock at an exercise price of $6.1656 per share. The Class B warrants are exercisable only if the Company enters into a letter of intent or an agreement for a competing transaction with an entity other than Cerberus or its affiliates within a specified time period. In such event, the Class B warrants will become exercisable and, in addition, the Company would have to pay Cerberus and Blackacre an amount in cash equal to the number of shares of common stock issuable upon exercise of Class B warrants multiplied by the difference between the warrants' exercise price of $6.1656 and $4.861.

NOTE H - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and telecommunications. The construction segment primarily engages in mechanical and electrical contracting services in the United States. The telecommunications segment primarily installs communication systems and provides telephone, Internet, television and other services to buildings in the New York Tri-State area.

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

 DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999


NOTE H (continued)

Reportable Segment Information
                                 Construction  Telecommunications   Totals
For the Three Months Ended December 31, 1999
Revenues from external customers  $18,722,437         $519,843    $19,242,280
Intersegment revenues                 (92,688)          13,750        (78,938)
Segment loss                       (2,722,251)        (432,610)    (3,154,861)

For the Three Months Ended December 31, 1998
Revenues from external customers  $20,658,497         $491,779    $21,150,276
Intersegment revenues                 746,782           13,218        760,000
Segment loss                          (24,409)        (150,627)      (175,036)

For the Six Months Ended December 31, 1999
Revenues from external customers  $43,053,136       $1,077,915    $44,131,051
Intersegment revenues                 683,234           27,500        710,734
Segment loss                       (1,928,284)        (821,427)    (2,749,711)

For the Six Months Ended December 31, 1998
Revenues from external customers  $40,027,069       $1,062,412    $41,089,481
Intersegment revenues                 804,868           26,865        831,733
Segment profit (loss)                  80,973         (264,893)      (183,920)


Reconciliation to Consolidated Amounts
                               For the Three Months  For the six Months
                                 Ended December 31,   Ended December 31,
                                 1999        1998     1999      1998
Loss
Total loss for reportable
  segments                   $(3,154,861)  $(175,036) $(2,749,711)  $(183,920)
Unallocated amounts:
 Corporate                      (575,961)    (67,867)    (775,829)    (47,908)
Total consolidated loss from
 operations                  $(3,730,822)  $(242,903) $(3,525,540)  $(231,828)


DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

DECEMBER 31, 1999

NOTE I - SUBSEQUENT EVENT

The Company's publicly-traded Class A warrants entitle holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. The warrants expire on February 13, 2000. As of December 31, 1999, no warrants were exercised; however, through February 10, 2000, there were approximately
2.47 million warrants exercised.

Trident Mechanical Systems, Inc. ("TMS"), a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed in January 2000. The plaintiff is seeking $30,000,000 for claims related to property damage on a job site where TMS and other trades were working. The claim, as currently constituted, exceeds the Company's general as well as umbrella liability policy limits in the aggregate. However, management believes that TMS is not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.


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


Capital Resources and Liquidity

Cash balances at December 31, and June 30, 1999 were approximately $4.3 million and $0.6 million, respectively. The Company's operations used approximately $2.9 million and $2.0 million of cash in the six months ended December 31, 1999 and 1998, respectively. The net use of cash in operating activities for the six months ended December 31, 1999 was due primarily to the use of the proceeds from the sale of the $7.0 million promissory note to pay trade payables. The net use of cash in operating activities for the six months ended December 31, 1998 was due primarily to the use of the proceeds of the sale of a $2.5 million subordinated convertible note to pay trade payables.

In the six months ended December 31, 1999 and 1998, the Company acquired capital assets of approximately $328,000 and $180,000, primarily for investment in communications infrastructure systems for buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents and tenants.

In July 1998, the Company entered into a $1 million loan agreement with TIG. The loan was due and payable on demand and had an interest rate of 10% per annum. The loan, subordinate to the building's first mortgage, was collateralized by the Company's building, cash and accounts receivable. In November 1998, the maturity date of the subordinated note was extended to November 25, 1999 and provisions relating to events of default were added. The loan and unpaid interest were repaid in full in December 1999 from the proceeds of the Madeleine Bridge Loan.

In July 1999, TIG converted the $2.5 million convertible note and a portion of the unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40.

On October 26, 1999, CMA sold a $1 million promissory note (the "TIG Bridge Note") to Technology Investors Group, L.L.C. ("TIG"). The TIG Bridge Note has an interest rate of 10% per annum and was due December 15, 1999. The loan was guaranteed by the Company and collateralized by certain Company assets. The TIG Bridge Loan was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On October 26, 1999 the Company issued to TIG a promissory note in the amount of $120,000 representing the remaining indebtedness to TIG under a certain convertible promissory note, dated November 25, 1998 in the original principal amount of $2,500,000. The TIG Stub Note has an interest rate of 10% per annum as was due on December 15, 1999. The TIG Stub was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On December 1, 1999, the Company sold a $7 million secured Promissory Note "Madeleine Bridge Loan") to Madeleine, L.L.C. The note has an interest rate
of 11% per annum and is due on April 30, 2000.   The Madeleine Bridge Loan is
guaranteed by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock.

In connection with the $7 Madeleine Bridge Loan, on December 16, 1999, the Company signed a letter of intent with Blackacre and Cerberus pursuant to which Blackacre and Cerberus would purchase approximately $46.2 million of convertible debt and/or equity securities of the Company and enter into a strategic alliance with the Company.

In connection with such letter of intent, as a form of "break-up" protection, the Company issued 1,440,000 Class B warrants to Cerberus and Blackacre under which they would have the right, under certain terms and conditions, to purchase shares of Company common stock at an exercise price of $6.1656 per share. The Class B warrants are exercisable only if the Company enters into a letter of intent or an agreement for a competing transaction with an entity other than Cerberus or its affiliates within a specified time period. In such event, the Class B warrants will become exercisable and, in addition, the Company would have to pay Cerberus and Blackacre an amount in cash equal to the number of shares of common stock issuable upon exercise of Class B warrants multiplied by the difference between the warrants' exercise price of $6.1656 and $4.861.

The Company's publicly-traded Class A warrants entitle holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share.
The warrants expire on February 13, 2000. As of December 31, 1999, no warrants were exercised; however, through February 10, 2000, there were approximately
2.47 million warrants exercised.

Year 2000 Compliance

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company developed and implemented a program for Y2K compliance. The Company has identified two major areas determined to be critical for successful Y2K compliance: (1) financial and informational system applications, and (2) system and software suppliers.

The Company internally reviewed its systems and contacted suppliers to determine major areas of exposure to Y2K issues. In the financial and informational systems area, a number of applications were identified as Y2K compliant due to their then-recent implementation. The Company's core financial and reporting systems were upgraded and tested to be Y2K compliant. The Company's informational systems were upgraded to be Y2K compliant. The Company contacted its major suppliers with regard to Y2K compliance. These suppliers stated that they were, or intended to be, Y2K compliant by January
1, 2000.   The Company has not experienced any major computer hardware and software problems related to the Y2K since the coming of year 2000. Minor problems were corrected promptly and did not have any material affect on the
Company's operations.   The Company does not expect any major computer hardware
or software problems due to Y2K issues in the future, although there can be no assurance of this.

Results of Operations

Contract revenues decreased 9.0% in the three months ended December 31, 1999 to $19.2 million, down $1.9 million from the comparable period of 1998. The decrease in revenues was primarily due to the cancellation of a $24 million project, which was originally planned to start in November 1999 and to be completed in mid 2001. The cancellation of the project was caused by a sheetmetal subcontractor filing for bankruptcy and the Company's decision to limit its potential loss on the project because of such subcontractor's bankruptcy. Contract revenues increased 7.4% in the six months ended
December 31, 1999 to $44.1 million, up $3.0 million from the comparable period of 1998. The increase was due primarily to the Company substantially completing a few large fast-pace contracts in the first fiscal quarter, partially offset by the loss of revenues in the second fiscal quarter.


For the three months ended December 31, 1999, the Company had a gross loss of $0.5 million and a gross loss margin of (2.8%) compared to a gross profit of $1.9 million and a gross profit margin of 9.0% for the three months ended December 31, 1998. The loss was primarily due to an additional $2.6 million in costs incurred to complete the failed sheetmetal subcontractor's work in five projects. Excluding the $2.6 million additional costs, the Company would have had a gross profit of $2.1 million and a gross profit margin of 10.9%.

For the six months ended December 31, 1999, gross profit decreased $1.9 million to $2.1 million from the comparable period of 1998. The gross profit margins were 4.7% and 9.8% for the six months ended December 31, 1999 and 1998, respectively. The decreases in gross profit and gross profit margin were due primarily to the $2.6 million additional costs incurred to complete the failed sheetmetal subcontractor's work. Excluding the $2.6 million additional costs, the gross profit would have been $4.7 million and the gross profit margin would have been 10.7% for the six months ended December 31, 1999.

In anticipation of the future expansion of its business, the Company increased its general and administrative expenses by $1.1 million in the three months ended December 31, 1999 to $3.2 million from the comparable period of 1998.
As a percentage of revenue, general and administrative expenses increased to 16.6% for the three months ended December 31, 1999 from 10.1% for the three months ended December 31, 1998. The increase in general and administrative expenses was primarily due to increases in officers salaries and bonus of $495,000, professional fees of $308,000, and payroll taxes and fringe benefits of $205,000.

General and administrative expenses increased $1.3 million in the six months ended December 31, 1999 to $5.6 million from the comparable period of 1998. As a percentage of revenue, general and administrative expenses increased to 12.7% for the six months ended December 31, 1999 from 10.3% for the three months ended December 31, 1998. The increase in general and administrative expenses was primarily due to increases in officers salaries and bonuses of $417,000, professional fees of $472,000, payroll taxes and fringe benefits of $164,000, and write-offs of bad debts of $107,000.


PART II - OTHER INFORMATION
Item 6 - Exhibits and Reports on Form 8-K

	(b) (i) A Current Report on Form 8-K was filed on December 3, 1999 with respect to Item 5 of Form 8-K.

     (ii) A Current Report on Form 8-K was filed on December 21, 1999 with respect to Item 5 of Form 8-K.






Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			               	DualStar Technologies Corporation


Date:      February 14, 2000              By:      GREGORY CUNEO
                                                 		Gregory Cuneo
                                  					     	Chairman of Board, President
                                             and Chief Executive Officer


Date:       February 14, 2000            By:      ROBERT  BIRNBACH
                                                		Robert Birnbach
                                 					      	Executive Vice President
                                             and Chief Financial Officer


Date:       February 14, 2000            By:      JOSEPH CHAN
                                                		Joseph Chan
                                 					      	Vice President and
                                             Chief Accounting Officer