Form 10-Q
period 2000-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2000-05-15
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Transition Period From         to       .

Commission file number    0-25552

                        DUALSTAR TECHNOLOGIES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                 13-3776834
-------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                Identification No.)

                       ONE PARK AVENUE, NEW YORK, NY 10016
-------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

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
                                             ---   ---

                           APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

       COMMON STOCK, $.01 PAR VALUE -- 15,701,571 SHARES AS OF MAY 9, 2000

--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

                                                                                               PAGE NUMBER
                                                                                             -----------------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Condensed consolidated balance sheets - March 31, 2000 and June 30, 1999                      2

      Condensed consolidated statements of operations - Three and nine months ended
        March 31, 2000 and 1999                                                                     4

      Condensed consolidated statements of cash flows - Nine months ended March 31,
        2000 and 1999                                                                               5

      Notes to condensed consolidated financial statements (unaudited) - March 31,
        2000                                                                                        7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
  Operations                                                                                        20

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                                                   24

Item 5. Other Information                                                                           24

Item 6. Exhibits and Reports on Form 8-K                                                            25

Financial Statements of ParaComm, Inc. - December 31, 1999 (Audited)                               F-2

Signatures                                                                                         S-1

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           MARCH 31,                  JUNE 30,
                                                             2000                       1999
                                                      --------------------       --------------------
                                                          (UNAUDITED)

                                              ASSETS

CURRENT ASSETS:
     Cash                                                $16,478,080                $    110,003
     Accounts receivable, net                              1,414,344                   1,156,312
     Deferred tax asset - current                            178,000                     178,000
     Prepaid expenses and sundry receivable                  387,880                     244,744
     Net assets of discontinued operations                10,964,832                   5,882,529
                                                      --------------------       --------------------
TOTAL CURRENT ASSETS                                      29,423,136                   7,571,588

PROPERTY AND EQUIPMENT, NET                                2,417,769                   2,416,334

OTHER ASSETS:

     Deferred tax asset - long-term                        1,574,000                   1,574,000
     Other                                                 1,616,171                   1,570,486
                                                      ====================       ====================
TOTAL ASSETS                                             $35,031,076                 $13,132,408
                                                      ====================       ====================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   MARCH 31,                  JUNE 30,
                                                                     2000                       1999
                                                              --------------------       --------------------
                                                                  (UNAUDITED)
                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                           $  1,124,952                $  1,314,780
      Promissory note payable                                       7,000,000                           -
      Subordinated note payable                                             -                   1,000,000
      Accrued expenses and other liabilities                          684,259                     697,963
                                                              --------------------       --------------------
TOTAL CURRENT LIABILITIES                                           8,809,211                   3,012,743

Mortgage payable - long-term                                        1,728,269                     723,750
Other liabilities                                                     124,916                     206,498
Subordinated convertible note                                               -                   2,500,000
                                                              --------------------       --------------------
TOTAL LIABILITIES                                                  10,662,396                   6,442,991
                                                              --------------------       --------------------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
      Common stock                                                    157,016                      90,000
      Additional paid-in capital                                   41,038,308                  14,995,836
      Accumulated deficit                                         (14,637,394)                 (8,396,419)
      Deferred compensation                                        (2,189,250)                          -
                                                              --------------------       --------------------
TOTAL SHAREHOLDERS' EQUITY                                         24,368,680                   6,689,417
                                                              --------------------       --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $35,031,076                $13,132,408
                                                              ====================       ====================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED MARCH 31,        FOR THE NINE MONTHS ENDED MARCH 31,
                                                   -------------------------------------     -------------------------------------
                                                         2000                1999                  2000                1999
                                                   -----------------    ----------------     -----------------    ----------------
Revenues ....................................        $    845,446         $  1,487,608         $  3,689,423         $  4,848,730
Cost of revenues ............................           1,114,468            1,166,664            3,547,723            3,571,805
                                                     ------------         ------------         ------------         ------------
Gross (loss) profit .........................            (269,022)             320,944              141,700            1,276,925
General and administrative expenses .........           2,462,930              604,325            4,469,965            1,900,815
                                                     ------------         ------------         ------------         ------------
Loss from continuing operations before income
  taxes .....................................          (2,731,952)            (283,381)          (4,328,265)            (623,890)
Provision for income taxes ..................              40,000                   --               40,000                   --
                                                     ------------         ------------         ------------         ------------
Loss from continuing operations .............          (2,771,952)            (283,381)          (4,368,265)            (623,890)
Income (loss) from discontinued operations ..              56,517            1,363,342           (1,872,710)           1,472,023
                                                     ------------         ------------         ------------         ------------
Net (loss) income ...........................        $ (2,715,435)        $  1,079,961         $ (6,240,975)        $    848,133
                                                     ============         ============         ============         ============


Basic and diluted (loss) income per share:

  Continuing operations .....................        $      (0.20)        $      (0.03)        $      (0.38)        $      (0.07)
  Discontinued operations ...................                0.00                 0.15                (0.16)                0.16
                                                     ------------         ------------         ------------         ------------
  Total .....................................        $      (0.20)        $       0.12         $      (0.54)        $       0.09
                                                     ============         ============         ============         ============
 Weighted average shares outstanding ........          13,246,285            9,000,000           11,609,429            9,000,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                             2000                 1999
                                                                         ------------         ------------
CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS ......        $ (3,815,678)        $ (1,222,630)
                                                                         ------------         ------------

CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS ....          (6,726,183)          (1,925,505)
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment ......................            (633,113)            (250,989)
                                                                         ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES ...........................            (633,113)            (250,989)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of class A warrants and underwriter purchase option          20,352,285                 --
     (Repayment of) Proceeds from subordinated note payable .....          (1,000,000)           1,000,000
     Proceeds from promissory note ..............................           7,000,000                 --
     Proceeds from subordinated convertible note ................                --              2,500,000
     Principal payments on capital lease obligations ............             (77,435)            (118,703)
     Proceeds from refinancing of mortgage loan .................             996,250                 --
     Principal payments on mortgage loan ........................             (21,731)             (37,500)
                                                                         ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES .......................          27,249,369            3,343,797
                                                                         ------------         ------------

NET INCREASE (DECREASE) IN CASH .................................          16,074,395              (55,327)
CASH - BEGINNING OF PERIOD ......................................             583,995            1,356,228
                                                                         ------------         ------------
CASH - END OF PERIOD ............................................        $ 16,658,390         $  1,300,901
                                                                         ============         ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)

NON-CASH TRANSACTIONS:

(1) In July 1999, Technology Investors Group, LLC ("TIG") converted its $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 representing the remaining indebtedness to TIG. In connection with the conversion, the Company incurred costs of approximately $41,000 which has been charged to additional paid-in capital. Accordingly, the Company's common stock (in par value) was increased by $17,910 and additional paid-in capital was increased by $2,455,418.

(2) In November 1999, the Company refinanced its mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.

(3) In March 2000, options to purchase 975,000 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $3,283,875 was incurred, of which $1,094,625, or one-third, was recognized in the current period. Accordingly, additional paid-in capital was increased by $3,283,875, deferred compensation was increased by $2,189,250, and general and administrative expenses were increased by $1,094,625.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the financial statements and footnotes thereto included in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

NOTE B - NET LOSS PER SHARE

The computation of basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding. For diluted net income
(loss) per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method.

The weighted average number of shares and loss per share for continuing operations for the three and nine months presented is as follows:

                                          INCOME (LOSS)           SHARES             PER SHARE
                                           (NUMERATOR)        (DENOMINATOR)           AMOUNT
                                      --------------------  -------------------- ---------------
Three Months Ended March 31, 2000:
BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations           $(2,771,952)         13,246,285        $  (0.20)
Three Months Ended March 31, 1999:
BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations           $  (283,381)          9,000,000        $  (0.03)
Nine Months Ended March 31, 2000:
BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations           $(4,368,265)         11,609,429        $  (0.38)
Nine Months Ended March 31, 1999:
BASIC AND DILUTED LOSS PER SHARE
Loss from continuing operations           $  (623,890)          9,000,000        $  (0.07)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

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

During the term of the note, TIG had an option to convert the note into fully-paid and nonassessable shares of the Company's common stock. The number of shares to be issued upon the conversion was not to exceed 1,791,000 shares, or 19.9% of the Company's outstanding shares of common stock on November 25, 1998. Initially, the conversion price was $1.40 per share and could have been reset on the 180th day following closing and every 90 days thereafter. The reset conversion price was to be calculated as the lower of: (i) the average closing price of the Company's common stock on the 20 trading days immediately preceding the reset date or (ii) the initial conversion price of $1.40 per share. The number of shares received upon conversion would have been adjusted proportionately for certain transactions, such as stock splits and stockholder distributions.

If the number of shares issued upon the conversion multiplied by the conversion price was less than the note principal and unpaid interest, the difference was payable in cash or a one-year term note.

The Company also had the right to require the TIG to convert the note into shares of the Company's common stock at the applicable conversion price in effect on such date if, at anytime after the 181st day following closing, the closing price of the Company's common stock, for 20 consecutive days, was $3.00 or more per share. On July 7, 1999, the Company required TIG to convert the note into 1,791,000 shares of the Company's common stock at a conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 (the "TIG Stub Loan") representing the remaining indebtedness to TIG. The TIG Stub Loan was repaid in full in December 1999.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE C (CONTINUED)

In connection with the subordinated convertible note, the Company and certain stockholders of the Company also agreed to the designation by TIG of one member to the Company's Board of Directors. In February 1999, TIG's nominee, Lloyd I. Miller, III, was elected to the Company's Board of Directors. On April 10, 2000, Mr. Miller resigned as a member of the board of directors of the Company.

NOTE D - STOCK OPTION PLAN

The Company has implemented and maintains the DualStar Technologies Corporation 1994 Stock Option Plan, as amended (the "Plan"). During the nine months ended March 31, 2000, the Company granted options to purchase an aggregate of 2,184,000 shares of Company common stock to certain employees and a departing director of the Company, as follows:

(1) In August 1999, the Company's Board of Directors granted 829,000 additional options to various employees and directors. In general, these options vest over 5 years and have an option exercise price of $4.00;

(2) In October 1999, options to purchase 300,000 shares of Company common stock were granted to an employee, which options have an exercise price of $5.00 per share, with one-third of the options vesting on January 1, 2000 and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following January 1, 2001;

(3) On January 10, 2000, options to purchase 30,000 shares of Company common stock were granted to an employee, which options have an exercise price of $6.50 per share and vest in equal installments over a 5-year period;

(4) On February 18, 2000, options to purchase 25,000 shares of Company common stock were granted to a departing director, which options have an exercise price of $10.00 per share and vested immediately upon granting;

(5) On March 1, 2000, options to purchase 600,000 shares of Company common stock were granted to an employee, which options have an exercise price of $7.06 per share, with one-third of the options vesting on March 1, 2000 and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 1, 2001;

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE D (CONTINUED)

(6) On March 8, 2000, options to purchase 25,000 shares of Company common stock were granted to an employee, which options have an exercise price of $10.25 per share and vested immediately upon granting; and

(7) On March 10, 2000, options to purchase 375,000 shares of Company common stock were granted to an employee, which options have an exercise price of $7.06 per share, with one-third of the options vesting on March 10, 2000 and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 10, 2001. Of the options granted on March 10, 2000, options to purchase 357,500 shares of Company common stock are subject to stockholder approval, as more fully described below.

Subsequent to the end of the quarter ended March 31, 2000, on May 1, 2000, the Company granted options to purchase 175,000 shares of Company common stock to an employee, which options have an exercise price of $7.06 per share, with one-third of the options vesting on May 1, 2000 and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following May 1, 2001. Additionally, on May 11, 2000, the Company granted options to certain ParaComm employees to purchase an aggregate of 250,000 shares of Company common stock in connection with the acquisition of ParaComm, Inc. (Note L). These options have an exercise price of $7.06 per share, and vest in three installments on the first, second and third anniversary of the ParaComm acquisition. These options are subject to stockholder approval, as more fully described in the following paragraph.

At March 31, 2000, there were options to purchase 3,857,500 shares of Company common stock issued and outstanding under the Plan. The Plan provides for 3,500,000 shares of Company common stock to be reserved and available for distribution as grants under the Plan. On February 18, 2000, subject to stockholder approval, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares reserved and available for distribution as awards under the Plan from 3,500,000 to 6,000,000. The Company anticipates seeking such stockholder approval at the next annual meeting of its stockholders. Options granted in excess of the number of shares of Company common stock currently authorized by the Company's stockholders as being reserved and available for distribution as awards under the Plan and identified above are subject to such stockholder approval. To the extent that such stockholder approval is not obtained, the Company has agreed to provide the holders of such options with the same economic benefit as would have been provided by the options.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE D (CONTINUED)

Options granted on March 1 and 10, 2000 were granted with an exercise price lower than the closing price of the Company stock, as reported by Nasdaq, on the dates on which such options were granted. Accordingly, the financial statements to which this note relate contain a compensation charge to reflect the below market option grants in the amount of $3,283,875, of which $1,094,625 was recognized in the three and nine months ended March 31, 2000.

NOTE E - SHORT TERM NOTES

On December 16, 1999, the Company sold a $7 million secured convertible promissory note (the "Madeleine Bridge Loan") to Madeleine, L.L.C. ("Madeleine"), an affiliate of Cerberus Capital Management L.P. ("Cerberus") and Blackacre Capital Management L.L.C. ("Blackacre"). The note has an interest rate of 11% per annum and is due on May 31, 2000. The Madeleine Bridge Loan is guaranteed by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock and the Company's assets. Contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000. See Forms 8-K, dated December 3, 1999 and December 21, 1999.

On October 26, 1999, the Company's subsidiary, Centrifugal/Mechanical Associates, Inc., ("CMA") sold a $1 million promissory note (the "TIG Bridge Note") to TIG. The TIG Bridge Note had an interest rate of 10% per annum and was due December 15, 1999. The loan was guaranteed by the Company and collateralized by certain Company assets. The TIG Bridge Note was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On October 26, 1999 the Company issued to TIG the TIG Stub Loan in the amount of $120,000 representing the remaining indebtedness to TIG under a certain convertible promissory note, dated November 25, 1998 in the original principal amount of $2,500,000. The TIG Stub Loan had an interest rate of 10% per annum and was due on December 15, 1999. The TIG Stub Loan was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE F - CONTINGENCIES

(1) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), a subsidiary of the Company, filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit. CMA has claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are not fully liquidated and cannot be fully ascertained at this time, CMA believes that it is entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such offsets and recoupment will be either (a) allowed and that CMA will prevail in any such litigation with Triangle's Chapter 7 trustee, or (b) sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE F (CONTINUED)

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

(3) On March 28, 2000, the Company entered into a Securities Purchase Agreement with Blackacre and certain of its affiliates pursuant to which, subject to the approval of the Company's stockholders, Blackacre would invest $46.2 million in the Company through the purchase, at Blackacre's election, of either: (A) a $30 million ten-year convertible promissory note (the "Blackacre Note") bearing interest at the rate of 3% per annum, convertible into shares of the Company's common stock at a conversion price of $4.00 per share, and 4,050,000 shares of the Company's common stock at a purchase price of $4.00 per share; or
(B)11,550,000 shares of the Company's common stock at a purchase price of $4.00 per share. See the Company's Form 8-K, filed on April 6, 2000.

In connection with its $46.2 million investment, Blackacre would enter into a "strategic alliance" with the Company under which the Company would be granted the right of first negotiation to acquire access rights to deliver voice, video, data and related services to properties owned, controlled by, managed or affiliated with Blackacre and/or its affiliates. If the $46.2 million Blackacre investment is consummated, Blackacre will nominate a majority of the members of the Company's Board of Directors. Additionally, as one of the conditions to the Blackacre investment, and as an incentive to Messrs. Cuneo and Birnbach to continue to serve as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, of the Company, Messrs. Cuneo and Birnbach or an entity owned by them, will be issued Class C Warrants to purchase an aggregate of 400,000 shares of the Company's common stock at $6.50 per share, exercisable over a period of 7 years. Also in connection with Blackacre's $46.2 million investment, as a form of "break-up" protection, the Company issued 1,440,000 Class B Warrants to Blackacre and Cerberus under which they would have the right, under certain terms and conditions, to purchase shares of the Company's common stock at an exercise price of $6.1656 per share. The Class B Warrants are exercisable only if the Company enters into a letter of intent or an agreement for a Competing Transaction (as defined) with an entity other than Cerberus or its affiliates within a specified period of time. In such event, the Class B Warrants will become exercisable and, in addition, the Company would have to pay Blackacre and Cerberus an amount in cash equal to the number of shares of the Company's common stock issuable upon exercise of the Class B Warrants multiplied by the difference between the warrants' exercise price of $6.1656 and $4.861, approximately $1.88 million.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE F (CONTINUED)

In addition, on March 28, 2000, the Company entered into a definitive agreement with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre, to sell to M/E, subject to the approval of the Company's stockholders and the consummation of the $46.2 million Blackacre investment, the Company's electrical contracting subsidiary, High-Rise Electric, Inc., and the Company's heating, ventilation and air conditioning ("HVAC") contracting subsidiaries, Centrifugal Associates, Inc. and Mechanical Associates, Inc. The aggregate purchase price is $11 million, consisting of $1 million in cash and a $10 million secured ten-year note bearing interest at 10% per annum. The definitive agreements relating to the Blackacre $46.2 million investment and the M/E sale transactions described above are subject to customary and other closing conditions including, with respect to the sale to M/E, M/E's right to terminate the transaction for any reason at any time prior to closing. See the Company's Form 8-K, filed on April 6, 2000.

(4) Trident Mechanical Systems, Inc. ("TMS"), a wholly owned subsidiary of the Company, is a defendant in a lawsuit filed in January 2000. The plaintiff is seeking $30,000,000 for claims related to property damage on a job site where TMS and other trades were working. The claim, as currently constituted, exceeds the Company's general as well as umbrella liability policy limits in the aggregate. However, management believes that TMS is not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.

NOTE G - MORTGAGE PAYABLE

On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. As of March 31, 2000, the mortgage balance was $1.73 million.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE H - SEGMENT INFORMATION

Other than the HVAC and electrical contracting business segment, which is now reported as discontinued operations (see Note J), the Company has the following two reportable segments: automated temperature controls and telecommunications. The automated temperature controls segment, which was previously included in the construction segment, primarily installs automated temperature controls systems to buildings in the New York Tri-State area. The telecommunications segment primarily installs communication systems and provides telephone, Internet, television and other services to buildings.

The accounting policies used to develop segment information correspond to those disclosed in the Company's financial statements for the fiscal year ended June 30, 1999. The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). The telecommunications segment loss for the three and nine months ended March 31, 2000 includes the $1,094,625 charge for stock options granted on March 1 and March 10, 2000 which were granted with an exercise price lower than the closing price of the Company stock, as reported by Nasdaq, on the dates on which such options were granted. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

                                                      AUTOMATED
      REPORTABLE SEGMENT INFORMATION             TEMPERATURE CONTROLS     TELECOMMUNICATIONS      TOTALS
------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers ........            $   515,374            $   330,072         $   845,446
Intersegment revenues ...................                   --                   13,750              13,750
Segment profit (loss) ...................                 71,038             (1,989,866)         (1,918,828)

FOR THE THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers ........            $ 1,009,509            $   478,099         $ 1,487,608
Intersegment revenues ...................                   --                   18,917              18,917
Segment profit (loss) ...................                173,018               (298,648)           (125,630)

FOR THE NINE MONTHS ENDED MARCH 31, 2000
Revenues from external customers ........            $ 2,295,186            $ 1,394,237         $ 3,689,423
Intersegment revenues ...................                   --                   41,250              41,250
Segment profit (loss) ...................                230,485             (2,811,293)         (2,580,808)



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                                    (UNAUDITED)

                                                  MARCH 31, 2000

NOTE H (CONTINUED)

                                                  AUTOMATED
      REPORTABLE SEGMENT INFORMATION         TEMPERATURE CONTROLS   TELECOMMUNICATIONS         TOTALS
---------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED MARCH 31, 1999
Revenues from external customers .......          $ 3,249,904          $ 1,598,826           $ 4,848,730
Intersegment revenues ..................                 --            $    63,000                63,000
Segment profit (loss) ..................              458,544             (541,220)              (82,676)

ASSETS
Total assets at March 31, 2000 .........          $ 1,461,107          $ 4,108,481           $ 5,569,588
Total assets at June 30, 1999 ..........              860,026            3,732,849             4,592,875


RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                     FOR THE THREE MONTHS ENDED MARCH   FOR THE NINE MONTHS ENDED MARCH
                                                                   31,                                31,
                                                    ---------------------------------------------------------------------
                                                          2000              1999             2000             1999
                                                          ----              ----             ----             ----
     LOSS

Total loss for reportable segments                   $ (1,918,828)        $(125,630)     $(2,580,808)      $  (82,676)
Unallocated amounts:
  Corporate                                              (853,124)         (157,751)      (1,787,457)        (541,214)
                                                    =====================================================================
Total consolidated loss from continuing operations    $ (2,771,952)      $ (283,381)     $(4,368,265)       $(623,890)
                                                    =====================================================================

                                          MARCH 31, 2000    JUNE 30, 1999
                                         -----------------------------------
    ASSETS
Total assets for reportable segments      $  5,569,588       $  4,592,875
Unallocated amounts:
   Corporate                                18,497,656          2,657,004
   Discontinued operations                  10,964,832          5,882,529
                                         -----------------------------------
Total consolidated assets                 $ 35,031,076       $ 13,132,408
                                         ===================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE I - STOCKHOLDERS' EQUITY

During January and February 2000, a total of 4,510,571 shares of the Company's common stock were issued pursuant to exercises of the Company's Class A Warrants which expired on February 14, 2000. The Class A Warrants entitled holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. In addition, 400,000 shares of the Company's common stock were issued upon exercise of a purchase option previously granted to an underwriter in connection with the Company's February 1995 initial public offering. The aggregate proceeds to the Company from the exercise of the warrants and the option were $20,352,285.

NOTE J - DISCONTINUED OPERATIONS

In connection the proposed sale of the Company's electrical and HVAC contracting subsidiaries to M/E, the electrical and HVAC contracting operations are reflected as discontinued operations for all periods presented. The operating results of the discontinued operations are summarized as follows:


                          FOR THE THREE MONTHS ENDED MARCH 31,        FOR THE NINE MONTHS ENDED MARCH 31,
                          -------------------------------------      --------------------------------------
                                 2000               1999                   2000               1999
                                 ----               ----                   ----               ----
Revenues                     $18,030,865        $18,853,536            $59,317,939        $56,583,795
Net income (loss)                 56,517          1,363,342            (1,872,710)         1,472,023

Net assets of the discontinued operations consist mainly of contracts receivable and trade accounts payable.

The Company is unable to reasonably and accurately project the profit or loss from the discontinued operations from the measurement date (March 8, 2000, the date the Board of Directors approved the plan to sell the electrical and HVAC contracting businesses) to the ultimate disposal date and the gain or loss on the sale of the discontinued operations. Accordingly, the operating results of the discontinued operations for all periods presented reflect only the actual results incurred.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE K - EMPLOYMENT AGREEMENT

In connection with enhancing the Company's communications business, DualStar Communications, Inc. ("DCI"), a wholly owned subsidiary of the Company, has hired Jill Thoerle as President and Chief Executive Officer of DCI. DCI has entered into an employment agreement with Ms. Thoerle has agreed to serve as President and Chief Executive Officer of DCI at a current annual salary of $250,000. Ms. Thoerle's agreement contemplates that she is eligible for a bonus of up to 50% of her annual base salary upon achievement by DCI and Ms. Thoerle of performance targets agreed-upon by the Board of Directors and Ms. Thoerle.

Pursuant to the agreement, Ms. Thoerle's employment may be terminated by DCI with cause or by Ms. Thoerle with or without good reason. Termination of employment by DCI without cause, or by Ms. Thoerle with good reason, would entitle her to severance in the amount of her then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. Additionally, all unvested options to purchase the Company's common stock issued to her shall vest immediately, and be exercisable for a period of 9 months following the date of termination. Certain other benefits continue for a period of 6 months following the date of termination. In the event of a termination of employment by DCI with cause, Ms. Thoerle is entitled to receive all base salary through the date of termination. Options held by Ms. Thoerle upon termination with cause that are vested on the date of termination remain exercisable for a period of 90 days from the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by Ms. Thoerle, she is entitled to receive her base salary through the date of termination and be eligible for a pro rata portion of any bonus. Options held by Ms. Thoerle upon voluntarily termination of her employment that are vested remain exercisable for a period of 90 days from the date of termination. Upon a termination of employment as a result of Ms. Thoerle's death or disability, all vested options remain exercisable for a period of 18 months following the date of termination.

Pursuant to the employment agreement, DCI has agreed to nominate Ms. Thoerle to the Company's board of director. In the event Ms. Thoerle is not elected to the Company's board of directors, Ms. Thoerle would have "Good Reason", as defined in the employment agreement, to terminate her employment with DCI and be entitled to severance in the amount of her annual base salary, plus a pro rata portion of any bonus and a 6-month continuation of health and welfare benefits.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 MARCH 31, 2000

NOTE L - SUBSEQUENT EVENTS

(1) On May 11, 2000, the Company, with the consent of Blackacre, acquired ParaComm, Inc., a Delaware corporation ("ParaComm"), pursuant to an Agreement and Plan of Merger dated as of May 11, 2000 (the "Merger Agreement") among the Company, DCI Acquisition, Inc., a wholly owned subsidiary of the Company, and ParaComm, a copy of which is filed as Exhibit 2.1 to this Form 10-Q. The Company issued an aggregate of 775,000 shares of Company common stock and warrants to purchase an aggregate of 25,000 shares of Company common stock as purchase price consideration for ParaComm, which is now a wholly owned subsidiary of the Company. The warrants are exercisable at $15.00 per share and expire five years after issuance.

ParaComm is private cable operating company, providing video entertainment services to multi-dwelling unit communities primarily in Texas, Florida and Colorado. Based in Clermont, Florida, ParaComm provides video services to approximately 18,000 units.

Audited financial statements for ParaComm for the periods specified in Section 3.05(b) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, have been included in this Form 10-Q beginning on page F-2. Pro Forma financial information required pursuant to Article 11 of Regulation S-X will be provided by the Company not later than July 14, 2000.

(2) On April 10, 2000, Mr. Lloyd I. Miller, III, TIG's nominee, resigned as a member of the board of directors of the Company.

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

When used in this Report, the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates," and similar expressions are intended to identify forward-looking statements. Except for historical information contained herein, the matters discussed and the statements made herein concerning the Company's future prospects are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions and expectations will be achieved, and actual results could differ materially from forecasts and estimates. In addition, such forward-looking statements are necessarily based on assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Important factors that could cause actual results to differ materially include, but are not limited to, changes in the pricing environment for the Company's goods and services, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth in DualStar Technologies Corporation and Subsidiaries' Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and which speaks only as of the date thereof. Many of the factors are beyond the Company's ability to control or predict. Given these uncertainties, readers of this Report are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at March 31, 2000 and June 30, 1999 were approximately $16.5 million and $0.1 million, respectively. The increase in cash at March 31, 2000 was due primarily to the proceeds of $20.4 million from the exercise of Class A Warrants and an underwriter purchase option. The Company's continuing operations used approximately $3.8 million and $1.2 million of cash in the nine months ended March 31, 2000 and 1999, respectively. The net use of cash in operating activities of continuing operations for the nine months ended March 31, 2000 was primarily attributable to the use of the proceeds from the exercise of Class A Warrants and the purchase option to pay trade payables and to fund the loss from operations. The net use of cash in operating activities of continuing operations for the nine months ended March 31, 1999 was due primarily to the use of the proceeds of the sale of a $2.5 million subordinated convertible note to pay trade payables and to fund the loss from operations.

The Company's discontinued operations used approximately $6.7 million and $1.9 million of cash in the nine months ended March 31, 2000 and 1999, respectively.

In the nine months ended March 31, 2000 and 1999, the Company acquired capital assets of approximately $633,000 and $250,000, primarily for investment in communications infrastructure systems for buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents and tenants.

In July 1998, the Company entered into a $1 million loan agreement with Technology Investors Group, LLC ("TIG"). The loan was due and payable on demand and had an interest rate of 10% per annum. The loan, subordinate to the building's first mortgage, was collateralized by the Company's building, cash and accounts receivable. In November 1998, the maturity date of the subordinated note was extended to November 25, 1999 and provisions relating to events of default were added. The loan and unpaid interest were repaid in full in December 1999 from the proceeds of the Madeleine Bridge Loan (defined below).

In July 1999, TIG converted the $2.5 million convertible note and a portion of the unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 per share.

On October 26, 1999, CMA sold a $1 million promissory note (the "TIG Bridge Note") to TIG. The TIG Bridge Note has an interest rate of 10% per annum and was due December 15, 1999. The loan was guaranteed by the Company and collateralized by certain Company assets. The TIG Bridge Note was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On October 26, 1999, the Company issued to TIG a promissory note (the "TIG Stub Note") in the amount of $120,000 representing the remaining indebtedness to TIG under a certain convertible promissory note, dated November 25, 1998 in the original principal amount of $2,500,000. The TIG Stub Note has an interest rate of 10% per annum as was due on December 15, 1999. The TIG Stub was paid in full in December 1999 from the proceeds of the $7 million Madeleine Bridge Loan.

On December 1, 1999, the Company sold a $7 million secured convertible promissory note ("Madeleine Bridge Loan") to Madeleine, L.L.C. The note has an interest rate of 11% per annum and is due on May 31, 2000. The Madeleine Bridge Loan is guaranteed by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock. Contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000.

On March 28, 2000, the Company entered into a Securities Purchase Agreement with Blackacre and certain of its affiliates pursuant to which, subject to the approval of the Company's stockholders, Blackacre would invest $46.2 million in the Company through the purchase, at Blackacre's election, of either: (A) a $30 million ten-year convertible promissory note bearing interest at the rate of 3% per annum, convertible into shares of the Company's common stock at a conversion price of $4.00 per share, and 4,050,000 shares of the Company's common stock at a purchase price of $4.00 per share; or (B)11,550,000 shares of the Company's common stock at a purchase price of $4.00 per share. See the Company's Form 8-K, filed on April 6, 2000.

In connection with its $46.2 million investment, Blackacre would enter into a "strategic alliance" with the Company under which the Company would be granted the right of first negotiation to acquire access rights to deliver voice, video, data and related services to properties owned, controlled by, managed or affiliated with Blackacre and/or its affiliates. If the $46.2 million Blackacre investment is consummated, Blackacre will nominate a majority of the members of the Company's Board of Directors. Additionally, as one of the conditions to the Blackacre investment, and as an incentive to Messrs. Cuneo and Birnbach to continue to serve as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, respectively, of the Company, Messrs. Cuneo and Birnbach or an entity owned by them, will be issued Class C Warrants to purchase an aggregate of 400,000 shares of the Company's common stock at $6.50 per share, exercisable over a period of 7 years. Also in connection with Blackacre's $46.2 million investment, as a form of "break-up" protection, the Company issued 1,440,000 Class B Warrants to Blackacre and Cerberus under which they would have the right, under certain terms and conditions, to purchase shares of the Company's common stock at an exercise price of $6.1656 per share. The Class B Warrants are exercisable only if the Company enters into a letter of intent or an agreement for a Competing Transaction (as defined) with an entity other than Cerberus or its affiliates within a specified period of time. In such event, the Class B Warrants will become exercisable and, in addition, the Company would have to pay Blackacre and Cerberus an amount in cash equal to the number of shares of the Company's common stock issuable upon exercise of the Class B Warrants multiplied by the difference between the warrants' exercise price of $6.1656 and $4.861, approximately $1.88 million.

In addition, on March 28, 2000, the Company entered into a definitive agreement with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre, to sell to M/E, subject to the approval of the Company's stockholders and the consummation of the $46.2 million Blackacre investment, the Company's electrical contracting subsidiary, High-Rise Electric, Inc., and the Company's heating, ventilation and air conditioning ("HVAC") contracting subsidiaries, Centrifugal Associates, Inc. and Mechanical Associates, Inc. The aggregate purchase price is $11 million, consisting of $1 million in cash and a $10 million secured ten-year note bearing interest at 10% per annum. The definitive agreements relating to the Blackacre $46.2 million investment and the M/E sale transactions described above are subject to customary and other closing conditions including, with respect to the sale to M/E, M/E's right to terminate the transaction for any reason at any time prior to closing. See the Company's Form 8-K, filed on April 6, 2000. To fully implement the Company's telecommunications services business plan, the Company continues to explore strategic relationships.

During January and February 2000, a total of 4,510,571 shares of the Company's common stock were issued pursuant to exercises of the Company's Class A Warrants which expired on February 14, 2000. The Class A Warrants entitled holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. In addition, 400,000 shares of the Company's common stock were issued upon exercise of a purchase option previously granted to an underwriter in connection with the Company's February 1995 initial public offering. The aggregate proceeds to the Company from the exercise of the warrants and the option were $20,352,285.

RESULTS OF OPERATIONS

Revenues from continuing operations decreased 43.2% in the three months ended March 31, 2000 to $0.8 million, down $0.6 million from the comparable period of 1999. Revenues from continuing operations decreased 23.9% in the nine months ended March 31, 2000 to $3.7 million, down $1.2 million from the comparable period of 1999. The decreases in revenues were primarily due to the Company's decision of closing-out a small electrical contracting subsidiary at the beginning of the current fiscal year, and to a $0.2 million adjustment of the accounts receivable of the Company's telecommunication business. The adjustment was to correct errors found in a third party billing service company's computer systems and related primarily to prior periods.

For the three months ended March 31, 2000, the Company's continuing operations had a gross loss of ($0.3) million and a gross loss margin of (31.8%) compared to a gross profit of $0.3 million and a gross profit margin of 21.6% for the three months ended March 31, 1999. The loss was primarily due to the decrease in revenues and increases in fixed costs, such as depreciation and amortization and direct labor costs.

For the nine months ended March 31, 2000, gross profit decreased $1.1 million to $0.1 million from the comparable period of 1999. The gross profit margins were 3.8% and 26.3% for the nine months ended March 31, 2000 and 1999, respectively. The decreases in gross profit and gross profit margin were due primarily to the decrease in revenues and increases in fixed costs, such as depreciation and amortization and direct labor costs.

In anticipation of the future expansion of its telecommunications business, the Company increased its general and administrative expenses by $1.9 million in the three months ended March 31, 2000 to $2.5 million from the comparable period of 1999. The increase in general and administrative expenses was primarily due to a $1.1 million charge for stock options granted on March 1 and March 10, 2000 which were granted with an exercise price lower than the closing price of the Company's stock on the dates on which such options were granted. In addition, the increase in general and administrative expenses was due to increases in professional fees of $0.3 million, payroll costs of $0.2 million, and interest expense of $0.1 million.

General and administrative expenses increased $2.6 million in the nine months ended March 31, 2000 to $4.5 million from the comparable period of 1999. The increase in general and administrative expenses was primarily due to a $1.1 million charge for stock options granted on March 1 and March 10, 2000 which were granted with an exercise price lower than the closing price of the Company's stock on the dates on which such options were granted. In addition, the increase in general and administrative expenses was due to increases in professional fees of $0.8 million, payroll costs of $0.3 million, and interest expense of $0.2 million.

PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 8, 2000, the Company's Board of Directors amended the Company's Bylaws. The last sentence of Section 2.06 was amended and restated to read as follows: "Except as otherwise required by statute, the Certificate of Incorporation or these Bylaws, in all matters coming before any meeting of the stockholders, other than the election of directors, the affirmative vote of the majority of shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter shall be the act of the stockholders."

ITEM 5 - OTHER INFORMATION

         The information contained in Part I - Note L is incorporated herein by reference.

         Effective as of September 1, 1999, the Company engaged TechOne Capital Group LLC ("TechOne") to provide the Company with consulting services with respect to strategic investments and ventures for a fee of $12,500 per month. On March 23, 2000, the Company's board of directors increased the monthly fee to $25,000. The term of the consulting arrangement is two years. Jared E. Abbruzzese, chairman of the Company, is a principal of TechOne.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed herewith or incorporated by reference as indicated:

---------------- -------------------------------------------------------------------------- -----------
Exhibit          Description                                                                Page
Number                                                                                      Number
---------------- -------------------------------------------------------------------------- -----------
2.1              Securities Purchase Agreement dated as of March 28, 2000 by and among
                 DualStar Technologies Corporation, Cerberus Capital Management, L.P. and
                 Blackacre Capital Management, L.L.C.+

---------------- -------------------------------------------------------------------------- -----------
2.2              Stock Purchase Agreement dated as of March 28, 2000 between DualStar
                 Technologies Corporation and M/E Contracting Corp. +

---------------- -------------------------------------------------------------------------- -----------
2.3              Agreement and Plan of Merger dated as of May 11, 2000 among DualStar
                 Technologies Corporation, DCI Acquisition Co. and Paracomm, Inc. +

---------------- -------------------------------------------------------------------------- -----------
3.1              Certificate of Incorporation, filed June 14, 1994, as restated(1)

---------------- -------------------------------------------------------------------------- -----------
3.2              Amended and Restated Bylaws +

---------------- -------------------------------------------------------------------------- -----------
10.1             Stockholders Agreement dated March 28, 2000 among DualStar Technologies
                 Corporation, Blackacre Capital Management L.L.C., Cerberus Capital
                 Management, L.P., Gregory Cuneo and Robert J. Birnbach+

---------------- -------------------------------------------------------------------------- -----------
10.2             Employment Agreement dated as of March 1, 2000 between DualStar
                 Communications, Inc. and Jill Thoerle+

---------------- -------------------------------------------------------------------------- -----------
23.1             Consent of Dixon Odom, PLLC+

---------------- -------------------------------------------------------------------------- -----------
27               Financial Data Schedule+

---------------- -------------------------------------------------------------------------- -----------

Legend

+        Filed herewith.
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

        (b) The following Current Reports on Form 8-K were filed by the Company since January 1, 2000.

             (i) A Current Report on Form 8-K was filed on February 25, 2000 with respect to Item 5 of Form 8-K.

             (ii) A Current Report on Form 8-K was filed on March 10, 2000 with respect to Item 5 of Form 8-K.

             (iii) A Current Report on Form 8-K was filed on April 6, 2000 with respect to Item 5 of Form 8-K.

PARACOMM, INC.

-------------------------------------------------------------------------------



INDEX TO FINANCIAL STATEMENTS

                                                                   Page No.
                                                                   --------
INDEPENDENT AUDITORS' REPORT.......................................  F-2

FINANCIAL STATEMENTS

    Balance Sheet..................................................  F-3

    Statement of Operations........................................  F-4

    Statement of Changes in Stockholders' Equity...................  F-5

    Statement of Cash Flows........................................  F-6

    Notes to Financial Statements..................................  F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
ParaComm, Inc.
Clermont, Florida

We have audited the accompanying balance sheet of ParaComm, Inc. as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the period from July 7, 1999 (inception) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ParaComm, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the period from July 7, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

DIXON ODEM, PLLC

April 14, 2000
Greensboro, North Carolina

PARACOMM, INC.
BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS
   Cash                                                                                   $   880,812
   Accounts receivable                                                                         37,359
                                                                                          -----------

                                                                 TOTAL CURRENT ASSETS         918,171
                                                                                          -----------

PROPERTY AND EQUIPMENT
   Furniture and equipment                                                                     49,408
   Telecommunications equipment installed                                                     489,797
   Telecommunications equipment, not placed in service                                        181,971
                                                                                          -----------
                                                                                              721,176
   Less accumulated depreciation                                                                7,958
                                                                                          -----------
                                                                                              713,218
                                                                                          -----------

OTHER ASSETS
   Deferred tax assets                                                                        163,480
   Non-compete agreement, net of accumulated
    amortization of $1,389                                                                     48,611
                                                                                          -----------
                                                                                              212,091
                                                                                          -----------
                                                                                          $ 1,843,480
                                                                                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                                       $    75,501
   Other accrued liabilities                                                                   20,214
                                                                                          -----------

                                                            TOTAL CURRENT LIABILITIES          95,715
                                                                                          -----------

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; 100,000 shares
    authorized; 10,000 issued and outstanding                                                     100
   Additional paid-in capital                                                               2,199,900
   Retained deficit                                                                          (452,235)
                                                                                          -----------
                                                                                            1,747,765
                                                                                          -----------

                                                                                          $ 1,843,480
                                                                                          ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PARACOMM, INC.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 7, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

SALES                                                              $    45,192

COST OF SALES                                                            2,440
                                                                   -----------

                                                  GROSS PROFIT          42,752
                                                                   -----------

GENERAL AND ADMINISTRATIVE EXPENSES
   Salaries                                                            274,642
   Consulting                                                           21,869
   Advertising                                                          46,357
   Professional fees                                                    55,457
   Insurance                                                            11,089
   Rents                                                                11,751
   Travel and entertainment                                             54,694
   Depreciation and amortization                                         9,347
   Other expenses                                                       35,993
                                                                   -----------
                                                                       521,199
                                                                   -----------

OTHER INCOME (EXPENSE)
   Interest income                                                       2,052
   Interest expense                                                        (37)
   Organizational costs                                               (137,192)
   Miscellaneous expense                                                (2,091)
                                                                   -----------
                                                                      (137,268)
                                                                   -----------

                                      LOSS BEFORE INCOME TAXES        (615,715)

INCOME TAX BENEFIT                                                    (163,480)
                                                                   -----------

                                                      NET LOSS     $  (452,235)
                                                                   ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PARACOMM, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM JULY 7, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                  Common Stock               Additional
                                           -----------------------------       Paid-In        Retained
                                              Shares           Amount          Capital         Deficit           Total
                                           ------------     ------------    ------------    ------------     ------------
BALANCE, July 31, 1999 (inception)                    -     $          -    $          -    $          -     $          -

   Issuance of common stock                      10,000              100       2,199,900               -        2,200,000

   Net loss                                           -                -               -        (452,235)        (452,235)
                                           ------------     ------------    ------------    ------------     ------------

BALANCE, December 31, 1999                       10,000     $        100    $  2,199,900    $   (452,235)    $  1,747,765
                                           ============     ============    ============    ============     ============





--------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

PARACOMM, INC.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JULY 7, 1999 (INCEPTION) THROUGH DECEMBER 31, 1999
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                       $      (452,235)
   Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                                         9,347
      Increase in accounts receivable - trade                                             (37,359)
      Increase in deferred tax assets                                                    (163,480)
      Increase in accounts payable - trade                                                 75,501
      Increase in other accrued liabilities                                                20,214
                                                                                  ---------------
                                                             NET CASH USED BY
                                                         OPERATING ACTIVITIES            (548,012)
                                                                                  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                    (721,176)
   Purchase of noncompete agreement                                                       (50,000)
                                                                                  ---------------

                                                             NET CASH USED BY
                                                         INVESTING ACTIVITIES            (771,176)
                                                                                  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from borrowings                                                                70,000
   Proceeds from issuance of common stock                                               2,130,000
                                                                                  ---------------
                                                         NET CASH PROVIDED BY
                                                         FINANCING ACTIVITIES           2,200,000
                                                                                  ---------------

                                                         NET INCREASE IN CASH             880,812

CASH, BEGINNING OF PERIOD                                                                       -

                                                          CASH, END OF PERIOD     $       880,812
                                                                                  ---------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH
 FINANCING AND INVESTING ACTIVITIES:
   Exchange of notes payable for common stock                                     $        70,000
                                                                                  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
   Cash paid during the period for:
      Interest                                                                    $            37
                                                                                  ===============

The accompanying notes are an integral part of the financial statements.

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ParaComm, Inc. (the Company) is based in Clermont, Florida and was incorporated in Delaware on July 7, 1999. The Company is a private cable and wireless operating company and provides video and communications products and services to multiple-dwelling unit communities. Video and communications products include digital and analog video services for cable television programming and direct broadcast satellite programming packages. The principal market for the Company's services are primarily in Florida, Texas, and Colorado.

Property and equipment

Property and equipment are recorded at cost and depreciated on the straight-line basis over the estimated useful lives of the assets as follows:

        Furniture and equipment                             5 to 10 years
        Telecommunications equipment, installed             7 to 10 years

Maintenance, repairs, and minor renewals are charged to operations as incurred. Additions, improvements, and major renewals are capitalized. The cost of assets retired or sold, together with the related accumulated depreciation, is removed from the accounts and any gain or loss on disposition is credited or charged to operations. In accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically reviews long-lived assets when indicators of impairment exist, and if the value of the assets is impaired, an impairment loss would be recognized.

INTANGIBLES

Intangible assets consist of a non-compete agreement purchased through the acquisition of telecommunications equipment from a private cable operator and is being amortized on the straight-line basis over five years.

Revenue Recognition

The Company recognizes sales revenue at the time programming services are provided to customers.

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to temporary differences between the reported amounts of assets and liabilities and their tax bases. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ADVERTISING COSTS

Advertising costs are generally charged to operations in the year incurred and totaled $46,357 in 1999.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair values. This Statement also specifies the accounting for changes in fair value depending upon the intended use of the derivative. The Statement is effective for fiscal years beginning after June 15, 2000. Management does not believe that adopting SFAS No. 133 will significantly impact the Company's results of operations and financial position.

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE B - OPERATING LEASE COMMITMENTS

The Company leases office equipment and office space in Florida and a warehouse in Texas. Future minimum rental payments required under operating leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 1999 are as follows:

                2000                                             $        5,558
                2001                                                        321
                                                                 --------------

               Total future minimum lease payments               $        5,879
                                                                 ==============


NOTE C - INCOME TAXES

The income tax benefit consists of the following components:

   Current
      Federal                                                    $            -
      State                                                                   -
                                                                 --------------
                                                                              -
   Deferred
      Benefit of net operating loss carryforward                       (229,662)
      Tax on temporary differences                                       11,688
      Increase in deferred tax asset valuation allowance                 54,494
                                                                 --------------

                                                                 $     (163,480)
                                                                 ==============

The significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

   Deferred tax assets:
      Net operating loss carryovers                              $      229,662
      Valuation allowance                                               (54,494)
                                                                 --------------
   Total net deferred tax assets                                        175,168
                                                                 --------------

   Deferred tax liabilities:

      Accelerated depreciation                                           11,688
                                                                 --------------
   Total deferred tax liabilities                                        11,688
                                                                 --------------

   Total net deferred tax assets                                 $      163,480
                                                                 ==============

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE C - INCOME TAXES (CONTINUED)

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, net of valuation allowance provided, will be realized.

A reconciliation of the statutory U.S. federal income tax rate and the effective income tax rate is as follows:

   Statutory U.S. federal rate                                 (34.0)%
   State income tax, net of federal benefit                     (3.2)
   Valuation allowance                                           8.9
   Other                                                         1.7
                                                            --------

                                                                26.6%
                                                            ========

At December 31, 1999, the Company had net operating loss carryforwards available to be applied against future years taxable income in the amount of $647,050, which will expire on December 31, 2019.

NOTE D - ORGANIZATIONAL EXPENSES

In accordance with AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," the Company has expensed organizational costs of $137,192.

NOTE E - SEGMENT INFORMATION

The Company operates in one industry segment. The Company's operations are comprised of providing video and communications products and services to multiple-dwelling unit communities. All of the Company's operations, assets, employees and revenues are located in the United States.

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE F- SIGNIFICANT AGREEMENTS

In October 1999, the Company entered into a five-year System Operator Agreement, with a five-year renewal option, with DIRECTV, Inc. (DIRECTV). The Company is responsible for establishing and maintaining distribution systems in multiple-dwelling unit communities throughout the United States and acts as a commissioned sales representative for DIRECTV to market DIRECTV programming to the residents of multiple-dwelling unit communities in which the Company has installed systems. Residents that choose to subscribe to the service pay a monthly access fee in addition to the program fees charged by DIRECTV for programming ordered by the customer.

The Company's contract with DIRECTV gives the Company a 19% share of gross subscriber revenues from the sale of DIRECTV programming services plus $100 per new subscriber. The Company will incur only the cost associated with the implementation of its services, and will not share any of DIRECTV's programming or broadcasting costs. Under the agreement, the Company may not maintain distribution systems or market direct-to-home satellite broadcast services for other satellite operators.

The Company's revenues are significantly dependent on its contract with DIRECTV. During the period ended December 31, 1999, revenues from DIRECTV accounted for 36% of total recorded revenues of the Company.

On March 20, 2000, the Company was assigned a five-year Master System Operator Agreement, with a five-year renewal option with DIRECTV. As a Master System Operator, the Company is allowed to establish, manage and maintain a network of system operators. The agreement provides for higher commission percentages and reimbursement of marketing expenses, subject to the Company reaching a specified level of subscribers.

NOTE G - RELATED PARTY TRANSACTIONS

The Company purchases various marketing and business consulting services from a company affiliated through common ownership. For the period ended December 31, 1999, the Company incurred costs of $59,404 for these services.

NOTE H - UNINSURED CASH BALANCES

The Company has cash balances in excess of federally-insured limits at depositories of $814,397 at December 31, 1999.

--------------------------------------------------------------------------------

PARACOMM, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999
--------------------------------------------------------------------------------

NOTE I - SUBSEQUENT EVENTS

In January 2000, the Company purchased telecommunications equipment assets totaling $157,000 from other private cable operators serving subscribers in multiple-dwelling unit communities.

The Company entered into a nonbinding letter of intent on March 13, 2000, agreeing to a transaction whereby the Company's stockholders will exchange 100% of the issued and outstanding common stock in exchange for $7,000,000 of the acquiring company's common stock. Following consummation of this transaction, which the Company expects to close in April 2000, the Company will continue to operate as a private cable and wireless operator and as a wholly-owned subsidiary of the acquiring company.

--------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DualStar Technologies Corporation

Date:      May 15, 2000            By:      GREGORY CUNEO
     ----------------------              --------------------------------------
                                            Gregory Cuneo
                                            President and
                                            Chief Executive Officer

Date:       May 15, 2000          By:      ROBERT  BIRNBACH
     ----------------------             -------------------------------
                                           Robert Birnbach
                                           Executive Vice President,
                                           Chief Financial Officer and Secretary

Date:       May 15, 2000          By:      JOSEPH CHAN
     ----------------------              --------------------------------------
                                           Joseph Chan
                                           Vice President and
                                           Chief Accounting Officer

                                  Exhibit Index

---------------- -------------------------------------------------------------------------- -----------
Exhibit          Description                                                                Page
Number                                                                                      Number
---------------- -------------------------------------------------------------------------- -----------
2.1              Securities Purchase Agreement dated as of March 28, 2000 by and among
                 DualStar Technologies Corporation, Cerberus Capital Management, L.P. and
                 Blackacre Capital Management, L.L.C.+

---------------- -------------------------------------------------------------------------- -----------
2.2              Stock Purchase Agreement dated as of March 28, 2000 between DualStar
                 Technologies Corporation and M/E Contracting Corp. +

---------------- -------------------------------------------------------------------------- -----------
2.3              Agreement and Plan of Merger dated as of May 11, 2000 among DualStar
                 Technologies Corporation, DCI Acquisition Co. and ParaComm, Inc. +

---------------- -------------------------------------------------------------------------- -----------
3.1              Certificate of Incorporation, filed June 14, 1994, as restated(1)

---------------- -------------------------------------------------------------------------- -----------
3.2              Amended and Restated Bylaws +

---------------- -------------------------------------------------------------------------- -----------
10.1             Stockholders Agreement dated March 28, 2000 among DualStar Technologies
                 Corporation, Blackacre Capital Management L.L.C., Cerberus Capital
                 Management, L.P., Gregory Cuneo and Robert J. Birnbach+

---------------- -------------------------------------------------------------------------- -----------
10.2             Employment Agreement dated as of March 1, 2000 between DualStar
                 Communications, Inc. and Jill Thoerle+

---------------- -------------------------------------------------------------------------- -----------
23.1             Consent of Dixon Odom, PLLC+

---------------- -------------------------------------------------------------------------- -----------
27               Financial Data Schedule+

---------------- -------------------------------------------------------------------------- -----------

Legend

+        Filed herewith.

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.