Form 10-Q/A
period 2000-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2000-05-24
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Transition Period From              to             .
                                           -------------  -------------

Commission file number    0-25552
                       ------------------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-3776834
-------------------------------------           ------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                       ONE PARK AVENUE, NEW YORK, NY 10016
--------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

                                 (718) 340-6655
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

      COMMON STOCK, $.01 PAR VALUE --- 15,701,571 SHARES AS OF MAY 9, 2000
--------------------------------------------------------------------------------

THIS AMENDMENT INCLUDES THE FOLLOWING EXHIBITS WITH THE COMPANY'S FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000:

EXHIBIT 2.2 - STOCK PURCHASE AGREEMENT DATED AS OF MARCH 28, 2000 BETWEEN DUALSTAR TECHNOLOGIES CORPORATION AND M/E CONTRACTING CORP.

EXHIBIT 10.3 - AMENDED AND RESTATED PROMISSORY NOTE DATED AS OF MARCH 1, 2000 BY DUALSTAR TECHNOLOGIES CORPORATION IN FAVOR OF MADELEINE L.L.C.

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed herewith or incorporated by reference as indicated:

-------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                Page
                                                                                            Number
-------------------------------------------------------------------------------------------------------
2.1              Securities Purchase Agreement dated as of March 28, 2000 by and among DualStar Technologies Corporation, Cerberus Capital
                 Management, L.P. and Blackacre Capital Management, L.L.C.(1)

-------------------------------------------------------------------------------------------------------
2.2              Stock Purchase Agreement dated as of March 28, 2000 between
                 DualStar Technologies Corporation and M/E Contracting Corp.+

-------------------------------------------------------------------------------------------------------
2.3              Agreement and Plan of Merger dated as of May 11, 2000 among
                 DualStar Technologies Corporation, DCI Acquisition Co. and
                 Paracomm, Inc.(1)

-------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, filed June 14, 1994, as
                 restated(2)

-------------------------------------------------------------------------------------------------------
3.2              Amended and Restated Bylaws (1)

-------------------------------------------------------------------------------------------------------
10.1             Stockholders Agreement dated March 28, 2000 among DualStar
                 Technologies Corporation, Blackacre Capital Management L.L.C.,
                 Cerberus Capital Management, L.P., Gregory Cuneo and Robert J.
                 Birnbach(1)

-------------------------------------------------------------------------------------------------------
10.2             Employment Agreement dated as of March 1, 2000 between DualStar
                 Communications, Inc. and Jill Thoerle(1)

-------------------------------------------------------------------------------------------------------
10.3             Amended and Restated Promissory Note dated as of March 1, 2000 by DualStar Technologies Corporation in favor of Madeleine
                 L.L.C.+

-------------------------------------------------------------------------------------------------------
23.1             Consent of Dixon Odom, PLLC(1)

-------------------------------------------------------------------------------------------------------
27               Financial Data Schedule(1)

-------------------------------------------------------------------------------------------------------

Legend

 +      Filed herewith.

(1) Filed with the Securities and Exchange Commission on May 15, 2000 with the Company's Form 10-Q for the quarterly period ended March 31, 2000.

(2) Incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DualStar Technologies Corporation


Date:      May 24, 2000                 By: GREGORY CUNEO
     ---------------------------            ------------------------------------
                                              Gregory Cuneo
                                              President and
                                              Chief Executive Officer

Date:       May 24, 2000                By: ROBERT  BIRNBACH
     ---------------------------            ------------------------------------
                                              Robert Birnbach
                                              Executive Vice President,
                                              Chief Financial Officer and
                                              Secretary

Date:       May 24, 2000                By: JOSEPH CHAN
     ---------------------------            ------------------------------------
                                              Joseph Chan
                                              Vice President and
                                              Chief Accounting Officer

                                  Exhibit Index


-------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                Page
                                                                                            Number
-------------------------------------------------------------------------------------------------------
2.1              Securities Purchase Agreement dated as of March 28, 2000 by and among DualStar Technologies Corporation, Cerberus Capital
                 Management, L.P. and Blackacre Capital Management, L.L.C.(1)

-------------------------------------------------------------------------------------------------------
2.2              Stock Purchase Agreement dated as of March 28, 2000 between
                 DualStar Technologies Corporation and M/E Contracting Corp.+

-------------------------------------------------------------------------------------------------------
2.3              Agreement and Plan of Merger dated as of May 11, 2000 among
                 DualStar Technologies Corporation, DCI Acquisition Co. and
                 Paracomm, Inc.(1)

-------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, filed June 14, 1994, as
                 restated(2)

-------------------------------------------------------------------------------------------------------
3.2              Amended and Restated Bylaws (1)

-------------------------------------------------------------------------------------------------------
10.1             Stockholders Agreement dated March 28, 2000 among DualStar
                 Technologies Corporation, Blackacre Capital Management L.L.C.,
                 Cerberus Capital Management, L.P., Gregory Cuneo and Robert J.
                 Birnbach(1)

-------------------------------------------------------------------------------------------------------
10.2             Employment Agreement dated as of March 1, 2000 between DualStar
                 Communications, Inc. and Jill Thoerle(1)

-------------------------------------------------------------------------------------------------------
10.3             Amended and Restated Promissory Note dated as of March 1, 2000 by DualStar Technologies Corporation in favor of Madeleine
                 L.L.C.+

-------------------------------------------------------------------------------------------------------
23.1             Consent of Dixon Odom, PLLC(1)

-------------------------------------------------------------------------------------------------------
27               Financial Data Schedule(1)

-------------------------------------------------------------------------------------------------------

Legend

 +   Filed herewith.

(1) Filed with the Securities and Exchange Commission on May 15, 2000 with the Company's Form 10-Q for the quarterly period ended March 31, 2000.
(2) Incorporated by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.