Form 10-K
period 2000-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2000-09-28
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2000

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to __________

COMMISSION FILE NUMBER 0-25552


                        DUALSTAR TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         13-3776834
---------------------------------                  -------------------------
  (State or other jurisdiction                          (IRS Employer
of incorporation or organization)                     Identification No.)




                ONE PARK AVENUE, NEW YORK, NEW YORK         10016
           ----------------------------------------------------------
              (Address of principal executive offices)    (Zip Code)


        Registrant's telephone number, including area code (718) 340-6655
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
         None                                           None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of September 15, 2000 was $53,548,846 based upon the closing price ($3.25) for such Common Stock on such date. The number of shares outstanding of Registrant's Common Stock, as of September 15, 2000, was 16,486,629.

                                     PART I

         The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to future operations of DualStar Technologies Corporation ("DualStar or the "Company") may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, without limitation, the execution of definitive documentation for, and consummation of the financing transaction with, Blackacre Capital Management L.L.C. and its affiliates, the ability of DualStar Communications, Inc., a wholly owned subsidiary of the Company, to implement its business plan, the ability of the Company to sell its discontinued operations, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth below and the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors contained herein and in DualStar's other filings with the SEC. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

ITEM 1 - BUSINESS

         OVERVIEW

         DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction-related businesses; and (b) communications businesses. In light of significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar has begun to pursue its communications business plan more aggressively. Specifically, DualStar seeks to become principally an access provider of broadband communications services to residential and commercial properties. The DualStar board of directors believes that future prospects of the Company are highly dependent on the rapid expansion of its communications business. This expansion requires significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. In connection with DualStar's communications focus, the DualStar board of directors has determined to divest most of DualStar's construction-related businesses, and has entered into that certain Stock Purchase Agreement dated as of March 28, 2000 with M/E Contracting Corp. The assets constituting such businesses are classified as "discontinued operations."

         DualStar is a Delaware corporation. Its principal place of business is located at One Park Avenue, New York, New York 10016. DualStar's telephone number is (718) 340-6655.

         DualStar's common stock, par value $.01 per share (the "Common Stock"), trades on The Nasdaq National Market under the symbol "DSTR." As of September 15, 2000, there were 16,486,629 shares of Common Stock issued and outstanding.

         RECENT DEVELOPMENTS

         In connection with the Company's previously-announced plan to expand the Company's communications businesses, on June 15, 2000, the Company announced that it had entered into letters of intent with Exelon Capital Partners, Inc. ("Exelon") and Blackacre Capital Management L.L.C. ("Blackacre") with respect to an investment by both parties in newly-created preferred stock of the Company. Under the letter of intent with Exelon, subject to definitive documentation, stockholder and regulatory approval, Exelon would make a $55 million preferred stock investment in the Company. Blackacre's letter of intent contemplated a $20 million preferred stock investment in the Company, and further contemplated that if the Exelon transaction did not close, that Blackacre would lend $20 million to the Company on a senior secured basis, which loan would be convertible into DualStar common stock at the option of Blackacre at the conversion price of $4.00 per share.

         On September 27, 2000, the Company announced that Blackacre had extended its commitment to lend the Company $20 million, and that Exelon had notified the Company that Exelon had decided not to move forward with their proposed preferred stock investment. The Company expects to close the Blackacre loan, which will be convertible into Company common stock at $4.00 per share, in two stages. The stage one closing will consist of an advance of $13 million, the proceeds of which will be used (i) to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine L.L.C., an affiliate of Blackacre, and (ii) for working capital. The stage two closing will consist of an advance of $7 million, which advance is subject to certain conditions, including, without limitation, the receipt of stockholder approval and the absence of a material adverse change to the Company. The Company is negotiating definitive documentation for the transaction, and expects to close stage one shortly.

         The stage two closing, at which the Company expects to receive $7 million, will require stockholder approval of an increase in the number of authorized shares of Company common stock. The Company is preparing a proxy statement in connection with the stockholder meeting at which such approval will be sought, which proxy statement will be submitted to the Securities and Exchange Commission prior to mailing it to the Company's stockholders. The Company anticipates using a significant amount of the net proceeds from the Blackacre loan to fund a portion of the build-out of the Company's DSL-based communications infrastructure. The Company plans to build certain facilities that it believes will be instrumental in attracting one or more strategic investors to the Company.

         The Company's communications business continues to hold discussions with one or more potential strategic partners. These discussions have been wide ranging and have included investment opportunities, joint ventures and service agreements; however, no definitive agreement has been reached with any entity at this time. The Company is exploring additional financing alternatives through Raymond James & Associates, Inc., which has been retained by the Company as its financial advisor, as well as with Blackacre.

         DualStar also announced that, in conjunction with its previously-announced intention to expand its communications business, DCI has been selected by Casden Properties, Inc., a portfolio company of Blackacre, to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties.

         DCI has also executed an agreement with a telecommunications entity, providing DCI, subject to certain conditions, broadband access rights and service contracts to 50 properties containing approximately

12,000 units in the Houston, Texas market.

         These two major agreements, along with DCI's other marketing efforts, have resulted in a growth in DCI's portfolio of broadband access rights from 17 properties and 6,700 units in March, 2000 to approximately 200 properties and 45,000 units today, representing nearly a seven fold increase. DCI currently has approximately 11,000 voice, high speed Internet and video lines in service. To support this growth, DCI has expanded its operations from the New York metropolitan area to 12 states, and has now established offices in Florida, Georgia, Texas, New York, and California.

         BUSINESS AND OPERATING STRATEGIES

         DualStar Historical Background. DualStar was incorporated in the State of Delaware on June 17, 1994. In August 1994, DualStar acquired Centrifugal Associates, Inc. ("Centrifugal") and Mechanical Associates, Inc. ("Mechanical") in an exchange of securities, and Centrifugal and Mechanical each became wholly owned subsidiaries of DualStar engaged in the construction business. Centrifugal began operations in 1964 and Mechanical in 1989. In addition to Mechanical and Centrifugal, the significant construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. ("CMA"), formed in June 1995; High-Rise Electric, Inc. ("High-Rise"), formed in July 1995, and Integrated Controls Enterprises, Inc. ("ICE"), formed in August 1995. Property Control, Inc. ("PCI") was formed in June 1995. DCI, formed in February 1996, and ParaComm, Inc. ("ParaComm"), acquired by DualStar in May 2000, comprise DualStar's communications-related business subsidiaries. (DualStar and its subsidiaries are hereinafter collectively referred to as the "Company," unless otherwise specified.) Each subsidiary is directly and wholly owned by DualStar, except for CMA, which is owned 50% by Centrifugal and 50% by Mechanical.

         The Company historically has engaged in two business segments: contracting and communications. For financial information concerning the two segments, see Note M - "Segment Information" of the Notes to the Financial Statements referred to in Item 8 hereof. During the fiscal year ended June 30, 2000, the Company aggressively pursued its communications business segment through DCI and the acquisition of ParaComm, as more fully described below. In an effort to transform the Company into purely a communications company, the Company's Board of Directors has decided to sell the construction-related business segment, other than the automated temperature control business previously included in the contracting segment. For financial information concerning the Company's segment and discontinued operations, see Note M -- "Segment Information" and Note O -- "Discontinued Operations" of the Notes to Financial Statements referred to in Item 8 hereof. In furtherance of the Company's anticipated transformation, DualStar has retained Raymond James & Associates, Inc. to act as its external investment banker to assist the Company with its financing needs.

Communications Business and Operating Strategy.

         Overview. The Company's communications businesses are transacted through DCI and ParaComm. DCI was originally launched as a retail provider of integrated communications services to the multiple dwelling unit ("MDU") market in the metropolitan New York area. In furtherance of this, DCI is a Competitive Local Exchange Carrier (CLEC), an Internet Service Provider (ISP), and a provider of subscription television services.

         The Company offers a variety of services utilizing several delivery techniques and technologies. Local voice services are either obtained through resale arrangements with AT&T Corporation or Bell Atlantic Corporation (d/b/a Verizon Communications), or provisioned by the Company through a switch located within an MDU. Long distance telephony is provided through a resale arrangement with AT&T, and high-speed Internet access services are offered via Ethernet and Digital Subscriber Line ("DSL"). Subscription television services offered consist of either DirecTV, Dish Network or a satellite master antenna television system for basic and premium channels, which are combined with local programming by the Company for the MDU.

         DualStar faces substantial competition for the services provided to residential consumers in the metropolitan New York area. The Company's main competitors in the metropolitan New York area include (1) local and long distance phone companies, such as AT&T and Verizon; (2) Data Local Exchange Companies (DLECs) and cable overbuilders, such as Covad Communications, Darwin Networks and NorthPoint Communications; (3) Internet service providers (ISPs) and cable companies providing high-speed Internet and data access services, such as EarthLink, AOL, AT&T and RCN; and (4) cable franchise operators, such as TimeWarner. The Company attempts to differentiate itself in this highly competitive environment by improving the MDU's communications infrastructure, providing responsive support for property owners and residents, and by offering residents a single source for a variety of services. Many of the Company's competitors are well-financed, have significant market share and significantly more resources than are available to the Company. There can be no assurance that the Company will be able to successfully compete with respect to the services that it currently provides.

         The Company intends to expand its operations, product offerings and services to position itself as a nationwide broadband access service provider focused primarily on the largely-concentrated and under-served MDU market. DualStar will add a wholesale component that is expected to increase customer choice.

         During the fiscal year ended June 30, 2000, the Company embarked upon this expansion of its communications business. A new management team consisting of former senior management team members from major communications companies was hired at DCI for the purpose of devising, implementing and operating a broadband access business focusing primarily on the MDU market in major metropolitan areas. This management team is also developing a wholesale market approach which is expected to address a broader market while avoiding the high cost of direct customer care and other retail customer costs.

         The Company seeks to offer to communications services providers a variety of wholesale services provided over platforms owned and operated by the Company within a multiple tenant building. Tenants residing in a Company-enabled building will be able to purchase services from any of the Company's anticipated communications services providers, which are expected to include CLECs, DLECs, IXCs, ISPs and other retail service providers. The Company intends to become a "one-stop shop" for lifeline (911-enabled service) local voice, "always on" high-speed, two-way Internet access and satellite television services for buildings in the Company's target markets.

         The Company will use a new, DSL-based infrastructure in MDUs at which it has "right of entry" agreements, in combination with satellite-based subscription television service. The Company believes that its planned infrastructure will result in a lower cost to provide service to an MDU than fiber- or coaxial cable-based providers. The DSL-based infrastructure is expected to offer property owners the selling advantages of faster Internet access and higher quality voice services, along with in-building sales and marketing support and the flexibility to address an owner's entire portfolio, both commercial and residential. Moreover, the Company believes that its infrastructure is designed to be flexible enough to be upgraded in the future to provide extremely high speed services.

         The Company will continue to be focused on the MDU market. The Company believes that the MDU market is large and concentrated. According to The Yankee Group, it is estimated that the MDU market contains over 20% of the total United States households, and that 63% of MDUs are concentrated in 10 states. Demographic studies also demonstrate that over 50% of the households in MDUs are middle market and above, while another 25% are considered to be affordable housing.

         The Company believes that the MDU market continues to be underserved by current communications services providers, with a majority of MDUs being restricted to (i) traditional voice service provided via an Incumbent Local Exchange Carrier (ILEC), (ii) cable television service from franchise cable operators, and (iii) possible high-speed Internet access service provided by second- and third-tier carriers and cable overbuilders. The Company also believes that the small- and mid-sized business market is largely underserved. International Data Corporation estimates that 60% of business are located within the top 30 Metropolitan Statistical Areas (MSAs); however, it is estimated that the majority of multi-tenant office buildings (MTUs) are not reached by a high-speed access infrastructure such as fiber. Typically, the Company believes, MTU owners and their tenants must rely on the ILEC and third-tier carriers to provide services.

         The Company believes that small- and mid-sized businesses and residential customers drive demand for high-speed Internet access and multiple voice lines in light of the explosive growth of the Internet. The Company will initially target these potential subscribers in MDUs located in the top MSAs in the country. MTUs within such MSAs will be targeted in an attempt to achieve projected network efficiencies. The Company estimates that there are approximately 10 million households within these markets that the Company plans to be able to address over the course of the next ten years. Of these households, the Company estimates that 6.3 million households are in buildings with over 100 units, with the remainder being in buildings having at least 50 units.

         The Company is in its initial stages of implementing its expansion. There can be no assurance that the Company will be able to implement this expansions it is currently contemplated, or that the expansion, if successfully implemented, will be deployed in a commercially successful manner. Furthermore, the implementation of the Expanded Model will require significant capital resources. There can be no assurance that the Company will be able to raise and provide the capital resources necessary to implement all or part of the Expanded Model. There can also be no assurance that the Company will be able to attract the communications services providers to deliver communications services over the Company's infrastructure. Relationships with such communications services providers are integral to the success of the expanded plan.

         ParaComm Acquisition. In connection with the expansion of the communications business, the Company acquired ParaComm, Inc. ("ParaComm") on May 11, 2000. The acquisition was structured as a merger of ParaComm with an into a wholly owned subsidiary of the Company pursuant to an Agreement and Plan of Merger dated as of May 10, 2000 (the "Merger Agreement") among the Company, ParaComm and DCI Acquisitions Co. Pursuant to the Merger Agreement, DualStar issued an aggregate of 774,997 shares of its Common Stock and warrants to purchase 25,000 shares of Common Stock at an exercise price of $15.00 per share. The warrants expire five years after issuance. The Agreement and Plan of Merger dated as of May 11, 2000 among the Company, DCI Acquisition Co. and ParaComm, Inc. was filed as exhibit 2.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         Competition. The Company contemplates three lines of business that are highly competitive. The Company believes that it will establish a competitive advantage by offering a wider range of choices than are currently available through any one provider. However, while the Company believes that its market and product plans acknowledge the current state of competition in the consumer and business communications markets and takes advantage of the latest technologies, the Company cannot assure you that it will be able to compete with the companies providing all or some of the services intended to be provided by the Company. Additionally, several of the Company's competitors are much larger, established companies, having significantly more resources than are currently available to the Company.

         While the Company believes that it has no direct competitors in the wholesale market, there are two different categories of providers that, alone or in combination, pose a competitive threat. The first group of companies competes with the Company for access rights to buildings. These entities include building-centric, retail-focused companies attempting to provide video, voice and data, such as U.S. Online, InLec, Allied-Riser and OnSite Access; retail Internet and DSL companies such as Darwin; and cable overbuilders, such as RCN Corporation. The second group of potential competitors includes DSL companies that provide high-speed Internet/data lines on a wholesale basis to IXCs and ISPs. These entities have recently begun to offer second-line voice services, and pose a limited threat to the Company with their current approach. Competitors in this category include Covad Communications and NorthPoint Communications.

         While the Company believes that it will benefit from new and advanced technologies for video, voice and data access that are in various stages of development, these technologies are also being developed and supported by entities having significantly greater financial and other resources than the Company. New technologies and/or the competition faced by the Company from one of the types of competitors identified above could have a materially adverse affect on the ability of the Company to enter into access agreements with MDU and MTU owners The Company cannot assure that it will be able to compete successfully with existing competitors or new entrants in the market for video, voice and data access services.

Construction Business and Operating Strategies.

Overview. CMA engages in mechanical contracting services, services that were formerly engaged in by Centrifugal and Mechanical, separately. High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. Some of the work performed by High-Rise (e.g., installation of control wiring) was previously subcontracted by the Company to unaffiliated companies. CMA's and High-Rise's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

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

         On March 28, 2000, the Company entered into that certain Stock Purchase Agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre, to sell to M/E, subject to the approval of the Company's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment has been replaced with $20 million senior secured facility from Blackacre, stage one of which is expected to close shortly), High-Rise, Centrifugal and Mechanical. The aggregate purchase price for such stock if $11 million, consisting of $1 million in cash and a $10 million secured 10-year note bearing interest at 10% per annum. The M/E Agreement was filed as exhibit 2.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         Major Customers. The Company's construction customers, which are concentrated in the New York Tri-State region, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, governmental agencies, and subcontractors. For the year ended June 30, 2000, revenue derived from two customers (Bovis Lend Lease, Inc. (formerly, Lehrer McGovern Bovis, Inc.) and HRH Construction Corp.) amounted to approximately 52% and 17%,respectively, of the Company's discontinued operations total revenue. For the year ended June 30, 1999, revenue derived from three customers (Bovis Lend Lease, Inc., HRH Construction Corp. and Tishman Construction Corp. of NY) amounted to approximately 21%, 21% and 14%, respectively, of the Company's discontinued operations total revenue.

         Manufacturing. The Company's production facilities are capable of fabricating and assembling mechanical and electrical systems and subsystems. The Company maintains a test and inspection program to ensure that such systems meet customer requirements for performance and quality workmanship. In addition, pipe fabrication and machine shops allow for the manufacture of both prototype and production hardware. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from outside manufacturers, distributors and service organizations.

         Marketing and Sales. For CMA and High-Rise, the Company's marketing strategy has focused on cultivating long-term relationships with developers, mechanical and electrical engineers and general contractors. As a result of its limited and focused target market, the Company's marketing efforts rely primarily on direct sales efforts (including engineering presentations) which emphasize the Company's quality control and value engineering. The relatively high dollar value of each contract (generally ranging from $2 million to $15 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts typically lasts approximately 90 days. Sales activities are handled by direct sales personnel . Due to the depth of analysis involved in the customer's purchase decision, management emphasizes frequent interaction between the direct sales staff, its independent sales representatives and the buyer throughout the selling process.

         ICE solicits property owners, general contractors, and mechanical contractors in addition to serving the mechanical subsidiaries of DualStar.

         Sources of Supply and Backlog. The raw materials, such as pipe, fittings and valves, and electrical components used in the development and manufacture of the Company's mechanical and electrical systems and subsystems are generally available from domestic suppliers at competitive spot prices; fabrication of certain major components may be subcontracted for on an as-needed basis. The Company does not have any long-term contracts for its raw materials. The Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

         At fiscal year ending June 30, 2000, the backlog of the Company's construction business was approximately $59 million as contrasted with approximately $93 million at June 30, 1999. The Company believes that most of its backlog at June 30, 2000 will be completed prior to December 31, 2001, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

         Competition. The mechanical, electrical, electronic, control, environmental, information technology, security, telephone, Internet and television infrastructure systems and service industries involve rapid technological change and are characterized by intense and substantial competition. The Company's competitors range from small firms to large multinational companies. Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is established in the mechanical and electrical industries, and will be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints.

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

Patent, Trademark, Service Mark, Copyright and Proprietary Rights.

         Currently, the Company has two trademark applications (DualStar and DualStar Technologies) pending with the U.S. Patent & Trademark Office ("USPTO"). Seven service marks, Global Hiring Hall, CyberBuilding, CyberBuilders, CyberCierge, DualStar Communications, DualStar and DualStar Technologies, were registered with the USPTO on July 29, 1997, August 25, 1998, September 1, 1998, March 9, 1999, May 11, 1999, June 29, 1999 and July 13, 1999,
respectively. Three trademarks, CyberBuilding, CyberView and Building Area Network, were registered with the USPTO on August 4, 1998, July 20, 1999 and October 12, 1999, respectively.

         Two pending trademark applications are being opposed by Dualstar Entertainment, an unaffiliated entity. The parties have formulated a settlement proposal; however, DualStar has not received word if Dualstar Entertainment has accepted it. Additionally, by letter dated July 31, 2000 from DualStar Entertainment's lawyers, DualStar Entertainment is now questioning the propriety of the domain names dualstar.com, dualstar.org and dualstar.net. There is no dollar amount in controversy.

         The Company has registered several domain names on the Internet relating to its businesses, including, without limitation, cyberbuilding.com, cyberbuilding.org, cybercierge.com, cyberresident.com, cybertenant.com, dstr.net, dstr.org, dualstar.com, dualstar.net, dualstar.org, gracesystems.com integratedcontrols.com, paracommonline.com and taghome.com.

         On June 30, 2000, DualStar Communications, Inc. filed with the USPTO a Provisional Patent Application respecting the structure, applications and processes used in the nation-wide network that DCI has begun to build to deliver its Broadband Access Services.

         The Company has the authority to and utilizes trademarks, logos and other intellectual property owned or controlled by third parties in the promotion of the Company's video offerings.

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

         Construction Businesses Regulation.

         Substantial environmental laws have been enacted in the United States and in the New York Tri-State region in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's services, and the Company believes there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its construction operations.

         Communications Businesses Regulation.

         Overview. DCI's services are subject to federal, state and sometimes local government regulation. Federal regulation applies to DCI's interstate and international telephony services and, for all DCI's services, federal regulation as well as state regulation affects DCI's access to inside wiring in the MDUs and MTUs that make up primary target market. DCI's access to inside wiring can be affected by (1) definitions of the point dividing inside wiring ownership between the traditional telephone company and the property owner or (2) regulatory decisions regulating the telephone company's unbundled network elements ("UNEs") (i.e, various portions of a traditional telephone company's network that a CLEC needs to build or fill in missing parts of its facilities network). DCI's local telephony services and facilities, which are provided only in New York State, are subject to regulation by the New York Public Service Commission. DCI is an authorized by the FCC and the New York PSC as competitive local exchange carrier (CLEC) and provides its telephony services under state and federal tariffs. In addition, local municipal government authorities in some cases may also assert jurisdiction over DCI's facilities and operations. The jurisdictional reach of the various federal, state, and local authorities is subject to ongoing controversy and judicial review. The outcome of such reviews cannot be predicted.

         Federal Regulation. DCI must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as the FCC's regulations under the statute. The 1996 Telecommunications Act eliminates many of the pre-existing legal barriers to competition in the telecommunications and video programming communications businesses, preempts many of the state barriers to local telecommunications service competition that previously existed in state and local laws and regulations, and sets the basic standards for relationships between telecommunications providers. The law delegates broad regulatory and administrative authority to the FCC and to the states to implement the 1996 Telecommunications Act.

         Regulations promulgated by the FCC under the 1996 Telecommunications Act impose on the traditional telephone companies various requirements that are intended to foster competition by new entrants such as DCI. DCI's current retail, resold local and long distance services have benefited to some degree from the FCC's regulations under the 1996 Telecommunications Act. In the Company's Expanded Model, DCI intends to de-emphasize direct provision of telephony services; instead, telephony services would increasingly be provided by communications carriers using DCI's network to the MDUs and MTUs with which DCI's has right of entry agreements. For the Expanded Model, the most critical of the FCC's regulations would be the Company's access to inside wiring within MDUs and MTUs, and the definition and price of UNEs. The desire of the traditional telephone companies to enter long distance service markets and the FCC's local competition criteria prerequisites have assisted the CLECs, such as DCI, in obtaining cooperation from the traditional telephone companies. The FCC is now showing a willingness to allow traditional telephone companies to enter the long distance. This trend could well negatively affect the level of cooperation that DCI will receive from traditional telephone companies in securing timely and cost-effective access to inside wiring.

         There is a FCC proceeding (Promotion of Competitive Networks in Local Telecommunications Markets, NPRM, CC Docket No. 98-96, WT Docket No. 99-217) whose outcome could influence DCI's access to inside wiring and the freedom of contract with MDU and MTU property owners. Depending on the scope of the decision, the FCC's order in this NPRM could also preempt and change state regulations favorable to the Company's Expanded Model. Thus, the outcome of the NPRM could increase DCI's costs and reduce its competitive ability to reach acceptable penetration rates in the MDUs and MTUs that are its primary target market. The FCC is currently expected to issue an Order in this NPRM in approximately the first week of October.

         Local Regulation. To the extent DCI's provides regulated intrastate services or decides to otherwise submit itself to the jurisdiction of the relevant state telecommunications regulatory commissions, DCI is and could be subject to such jurisdiction. Decisions respecting applications for CLEC status in the various states where DCI intends to do business will be made on a state by state basis, depending on the state requirements and the services that DCI intends to provide in a given state. There are many state commission proceedings now underway to determine the rates, charges and terms and conditions for UNEs and, in some cases, owner control of inside wiring. If a decision increases the cost of unbundled network elements or restricts a property owner's ability to make inside wiring available to DCI, the Company's business could be negatively affected. The effect of state regulation on DCI's business varies from state to state. For instance, states (or municipalities) sometimes accord to the franchised cable companies (that are DCI's competitors not only for its television services but also potentially for data, including Internet Access, and voice services) rights of access to MDUs and MTUs. that could reduce DCI's penetration rates.

         Like DCI, ParaComm's business is potentially affected by the state or municipal actions granting rights of access to franchised cable companies and by FCC and state regulation respecting inside wiring. Additionally, federal legislation that confers rights on tenants to purchase and operate their own satellite signal reception equipment can result in tenant bypass of ParaComm's services and could, in some cases, adversely affect penetration rates.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry or that could affect DCI. Judicial review of existing regulations, legislative hearings, legislation, and administrative proposals could negatively influence U.S. communications companies' operations, including DCI's operations. Additionally, DCI cannot predict the impact, if any, that future regulation or regulatory changes may have on its business and does not offer assurance that such future regulation or regulatory changes will not harm DCI's business.

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

Employees.

         As of June 30, 2000, the Company employed 368 full-time employees, of which 21 are engaged in administration and finance. Of the remaining full-time employees, 279 are employed by the various construction subsidiaries of the Company, with 278 engaged in manufacturing, engineering and production and 1in marketing and sales. The remaining 68 employees are engaged in the communications business of the Company, with 22 engaged in administration and finance, 6 engaged in network development, 5 in marketing and sales, and 35 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

         The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified management, technical and communications personnel. Competition for qualified personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. 280of its employees are represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.

ITEM 2 - PROPERTIES

         CMA leases, on a month-to-month basis, approximately 5,000 square feet of manufacturing and office space located at 141 47th Street, Brooklyn, New York 11232 from FIS Management, Inc. in which certain officers of the Company and CMA own a majority interest.

         In August 1996, PCI acquired real property, including a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The mortgage loan was refinanced on November 22, 1999, increasing the principal amount outstanding under such loan to $1,750,000.

         DCI sublets office space at One Park Avenue, New York, New York from Starrett Corporation (of which Gregory Cuneo, the Company's president and chief executive officer, is chairman and Robert Birnbach, the Company's executive vice president and chief financial officer, is president and CEO). Rental charges for the office space have commenced as of July 1, 2000. DCI occupies approximately 3,800 square feet, and the rent is expected to be approximately $22.50 per square foot, plus incidental costs and expenses. Additionally, DCI and ParaComm lease, on a month-to-month basis, office space in several cities, including, without limitation, Los Angeles, Orlando and Dallas.

         The Company believes that adequate office and warehouse space is available in each of the markets in which it currently transacts its construction and communications business and in the markets in which it intends to transact business. The Company further believes that the productive use of its current facilities represents approximately 80 percent of capacity. Total rental expense for the Company for recent periods is as follows:

            PERIOD                                         EXPENSE
            ------                                         -------

            Year ended June 30, 2000.......................$47,000
            Year ended June 30, 1999.......................$46,000


ITEM 3 - LEGAL PROCEEDINGS

(1) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of CMA filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit. CMA has claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are not fully liquidated and cannot be fully ascertained at this time, CMA believes that it is entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such offsets and recoupment will be either (a) allowed and that CMA will prevail in any such litigation with Triangle's Chapter 7 trustee, or (b) sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that a significant portion of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment. On June 1, 2000, Triangle's Chapter 7 trustee commenced a lawsuit in the Bankruptcy Court against CMA and its bonding company and claimed CMA was indebted to Triangle in the amount of $411,002 based upon worked performed by Triangle on one of the Subcontractor Projects. A motion to dismiss the complaint has been filed by CMA and is pending before the Court. For the reasons discussed above, the Company can make no assurances that CMA will prevail in such litigation.

(2) High-Rise is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.

(3) The Company and Trident Mechanical Systems, Inc., ("Trident"), a dormant, wholly owned subsidiary of the Company, are defendants in a lawsuit filed in January 2000. The plaintiff is seeking in excess of $30,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as currently constituted, exceeds the Company's general as well as umbrella liability policy limits in the aggregate. However, management believes that the Company and Trident are not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.

(4) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

      In prior years, Centrifugal was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Centrifugal. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

      Based on these developments, the Company wrote off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Centrifugal's co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square Project. Nevertheless, the Company commenced the above identified action in an attempt to recover its losses, expenses and costs as above set forth. As of the date of this report, both the corporate defendant, DAK and Donald Kopec have defaulted, and motions are being made for judgment against each.

      As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following: The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The bonding companies, Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the Company's fiscal year covered by this Report.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock are traded on the Nasdaq National Market System under the symbol DSTR. Set forth below are the high and low sales prices for the Common Stock of the Company for fiscal year 2000 and for fiscal year 1999.

Fiscal 2000                         High             Low
-----------                         ----             ---

First Quarter                       $6.438           $3.875
Second Quarter                      $9.250           $3.969
Third Quarter                       $12.750          $5.938
Fourth Quarter                      $7.797           $3.000

Fiscal 1999                         High             Low
-----------                         ----             ---

First Quarter                       $2.000           $1.125
Second Quarter                      $1.875           $0.938
Third Quarter                       $1.500           $1.000
Fourth Quarter                      $7.656           $1.125

         As of September 15, 2000, there were 80 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA

                        DUALSTAR TECHNOLOGIES CORPORATION

                           SELECTED FINANCIAL DATA (1)

                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED JUNE 30,
                                                --------------------------------------------------------------------------
                                                   1996             1997            1998            1999           2000
                                                -----------    ------------     ------------    -----------     ----------
Statement of Operations Data:
   Revenues                                       $2,558           $4,127         $5,341           $6,234         $5,257
   (Loss) income from continuing operations          426           (2,464)        (1,325)            (854)        (7,268)
   (Loss) income from discontinued operations     (4,200)          (4,048)         1,881            2,176         (1,383)
   Net (loss) income                              (3,774)          (6,512)           556            1,322         (8,351)
   Basic and diluted (loss) income  per
     share of continuing operations               $ 0.05           $(0.27)        $(0.15)          $(0.09)        $(0.57)
   Basic and diluted (loss) income  per
     share of discontinued operations             $(0.47)          $(0.45)        $ 0.21           $ 0.24         $(0.11)

                                                                                JUNE 30,
                                                --------------------------------------------------------------------------
                                                   1996             1997            1998            1999           2000
                                                -----------    ------------     ------------    -----------     ----------
Balance Sheet Data:
   Working capital (deficit) of continuing
     operations                                   $4,239           $(872)         $(1,280)         $(1,316)       $5,268
   Net assets of discontinued operations           5,042           2,247            2,814            5,849        11,739
   Total assets                                    9,941           6,090            4,884           13,137        37,008
   Shareholders' equity                           11,323           4,811            5,367            6,689        24,905

(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 2000, 1999, 1998, 1997 and 1996.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction-related businesses; and (b) communications businesses. In light of significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar has begun to pursue its communications business plan more aggressively. Specifically, DualStar seeks to become principally an access provider of broadband communications services to residential and commercial properties. The DualStar board of directors believes that future prospects of the Company are highly dependent on the rapid expansion of its communications business. This expansion requires significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. In connection with DualStar's communications focus, the DualStar board of directors has determined to divest most of DualStar's construction-related businesses, and has entered into that certain Stock Purchase Agreement dated as of March 28, 2000 with M/E Contracting Corp. The assets constituting such businesses are classified as "discontinued operations".

Accordingly, the financial position of such businesses as of June 30, 2000 and 1999, and their financial results and cash flows for the fiscal years ended June 30, 2000, 1999 and 1998 are presented as the discontinued operations in the accompanying financial statements. DualStar Technologies Corporation and its subsidiaries are hereafter referred to as the "Company".

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at June 30, 2000 and 1999 were approximately $13.8 million and $0.1 million, respectively. The increase in cash balances was due primarily to the proceeds of approximately $20.3 million from the exercise of the Class A warrants and the underwriter unit option and of $7.0 million from a promissory note sold by the Company in connection with the Madeleine Bridge Loan as defined below.

In fiscal 2000 and 1999, the Company's continuing operations used approximately $5.4 million and $2.3 million, respectively, of net cash in its operating activities. In the same periods, the Company's discontinued operations used approximately $6.7 million and $1.6 million, respectively, of net cash in its operating activities. These uses of cash were attributed primarily to pay trade payables and fund operating losses.

During fiscal 2000, the Company acquired capital assets of approximately $1.2 million, of which approximately $0.2 million was financed by capital leases. During fiscal 1999, the Company acquired capital assets of approximately $0.4 million, of which approximately $0.2 million was financed by capital leases. The capital assets acquired during the periods were primarily for investment in communications infrastructure systems for multiple dwelling unit ("MDU") buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents.

Mortgage payable

In November 1999, the Company refinanced its mortgage loan and increased the loan balance to $1.75 million, yielding approximately $1.0 million of net cash. In fiscal 2000 and 1999, the Company repaid approximately $27,000 and $49,000, respectively, of the mortgage payable. As of June 30, 2000 and 1999, the Company had a mortgage payable of approximately $1.7 million and $0.8 million, respectively, of which approximately $22,000 and $45,000, respectively, were classified as current liabilities.

Convertible note

In November 1998, the Company sold to Technology Investors Group, LLC ("TIG") a subordinated convertible note in the principal amount of $2.5 million, due and payable on May 25, 2001. The note had an interest rate of 7.5% per annum and was payable semi-annually at the option of the Company. The note was subordinated to the first mortgage on the Company's building and to the rights of financial lenders and sureties of the Company.

In accordance with the terms of the note, on July 7, 1999, the Company exercised its right to require TIG to convert the note into 1,791,000 shares of the Company's common stock at a conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 (the "TIG Stub Loan") representing the remaining indebtedness to TIG. The TIG Stub Loan was repaid in full in December 1999.

In connection with the subordinated convertible note, the Company and certain stockholders of the Company also agreed to the designation by TIG of one member to the Company's Board of Directors.

Promissory note

On December 16, 1999, the Company sold a $7 million secured convertible promissory note (the "Madeleine Bridge Loan") to Madeleine, L.L.C. ("Madeleine"), an affiliate of Cerberus Capital Management L.P. ("Cerberus") and Blackacre Capital Management L.L.C. ("Blackacre"). The note has an interest rate of 11% per annum and was due on May 31, 2000. The due date of the note was extended to the closing of the Blackacre investment. The Madeleine Bridge Loan is guaranteed by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock and the Company's assets. The Company has be advised that contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000.

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

Recent Developments

In connection with the Company's previously-announced plan to expand the Company's communications businesses, on June 15, 2000, the Company announced that it had entered into letters of intent with Exelon Capital Partners, Inc. ("Exelon") and Blackacre Capital Management L.L.C. ("Blackacre") with respect to an investment by both parties in newly-created preferred stock of the Company. Under the letter of intent with Exelon, subject to definitive documentation, stockholder and regulatory approval, Exelon would make a $55 million preferred stock investment in the Company. Blackacre's letter of intent contemplated a $20 million preferred stock investment in the Company, and further contemplated that if the Exelon transaction did not close, that Blackacre would lend $20 million to the Company on a senior secured basis, which loan would be convertible into DualStar common stock at the option of Blackacre at the conversion price of $4.00 per share.

On September 27, 2000, the Company announced that Blackacre had extended its commitment to lend the Company $20 million, and that Exelon had notified the Company that Exelon had decided not to move forward with their proposed preferred stock investment. The Company expects to close the Blackacre loan, which will be convertible into Company common stock at $4.00 per share, in two stages. The stage one closing will consist of an advance of $13 million, the proceeds of which will be used (i) to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine L.L.C., an affiliate of Blackacre, and (ii) for working capital. The stage two closing will consist of an advance of $7 million, which advance is subject to certain conditions, including, without limitation, the receipt of stockholder approval and the absence of a material adverse change to the Company. The Company is negotiating definitive documentation for the transaction, and expects to close stage one shortly.

The stage two closing, at which the Company expects to receive $7 million, will require stockholder approval of an increase in the number of authorized shares of Company common stock. The Company is preparing a proxy statement in connection with the stockholder meeting at which such approval will be sought, which proxy statement will be submitted to the Securities and Exchange Commission prior to mailing it to the Company's stockholders. The Company anticipates using a significant amount of the net proceeds from the Blackacre loan to fund a portion of the build-out of the Company's DSL-based communications infrastructure. The Company plans to build certain facilities that it believes will be instrumental in attracting one or more strategic investors to the Company.

The Company's communications business continues to hold discussions with one or more potential strategic partners. These discussions have been wide ranging and have included investment opportunities, joint ventures and service agreements; however, no definitive agreement has been reached with any entity at this time. The Company is exploring additional financing alternatives through Raymond James & Associates, Inc., which has been retained by the Company as its financial advisor, as well as with Blackacre.

DualStar also announced that, in conjunction with its previously-announced intention to expand its communications business through DualStar Communications, Inc. ("DCI"), its wholly owned subsidiary, DCI has been selected by Casden Properties, Inc., a portfolio company of Blackacre, to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties.

DCI has also executed an agreement with a telecommunications entity, providing DCI, subject to certain conditions, broadband access rights and service contracts to 50 properties containing approximately 12,000 units in the Houston, Texas market.

These two major agreements, along with DCI's other marketing efforts, have resulted in a growth in DCI's portfolio of broadband access rights from 17 properties and 6,700 units in March, 2000 to approximately 200 properties and 45,000 units today, representing nearly a seven fold increase. DCI currently has approximately 11,000 voice, high speed Internet and video lines in service. To support this growth, DCI has expanded its operations from the New York metropolitan area to 12 states, and has now established offices in Florida, Georgia, Texas, New York, and California.

On March 28, 2000, the Company entered into that certain Stock Purchase Agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre, to sell to M/E, subject to the approval of the Company's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment has been replaced with $20 million senior secured facility from Blackacre, stage one of which is expected to close shortly), High-Rise, Centrifugal and Mechanical. The aggregate purchase price for such stock if $11 million, consisting of $1 million in cash and a $10 million secured 10-year note bearing interest at 10% per annum.

INFLATION

The Company has continued to experience the benefits of a low inflation economy in the New York Tri-State area. In general, the Company's construction-related businesses enter into long-term fixed price contracts which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.

RESULTS OF OPERATIONS

Fiscal 2000 Compared to Fiscal 1999

Revenues from the continuing operations decreased $1.0 million or 15.7% from $6.2 million in 1999 to $5.3 million in 2000. The decrease in revenues was primarily due to the discontinuation of a small electrical contracting subsidiary (included in the automated temperature control segment) at the beginning of the current fiscal year. As a result of the discontinuation, revenues from this electrical contracting subsidiary decreased by $1.9 million in 2000, compared to 1999. The decrease in electrical contracting revenues was partially offset by an increase of $0.9 million in automated temperature control revenues. Cost of revenues decreased $0.4 million from $4.7 million in 1999 to $4.3 million in 2000. The decrease in costs was due primarily to the decrease in revenues.

General and administrative expenses increased $3.6 million from $2.3 million in 1999 to $5.9 million in 2000. The increase was primarily attributed to the Company's refocus from the construction to the communications businesses, and included an increase in payroll and related costs of $1.5 million, an increase in professional fees of $1.2 million, an increase in travel and entertainment expense of $0.3 million, and write-offs of bad debts of $0.3 million.

Depreciation and amortization increased $0.5 million from $0.4 million in 1999 to $0.9 million in 2000. The increase was primarily due to additional capital expenditures acquired during the year.

The Company recorded a $0.6 million deferred compensation charge for stock options granted in March 2000 which were granted with an exercise price lower than the closing price of the Company's stock on the dates on which such options were granted.

The Company's communications business was originally launched as a retail provider of integrated communications services to the MDU market exclusively in the metropolitan New York area. The Company is expanding its communication businesses and a new management team was hired at the communications subsidiary for the purpose of devising, implementing and operating a wholesale broadband access business focusing on the MDU market in major metropolitan areas. Because of the expansion of business model, certain telephone equipment deployed in 1997 may not be utilized under the new delivery strategy and may be sold. Accordingly, in fiscal 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

Interest income was $0.3 million in 2000 and was insignificant in 1999. The increase was due primarily to investment of the Company's excess cash in an institutional money-market mutual fund in 2000.

Interest expense increased $0.3 million from $0.4 million in 1999 to $0.7 million in 2000. The increase was due primarily to the Company's issuance of a $7.0 million promissory note in connection with the Madeleine Bridge Loan.

The Company's discontinued operations experienced a net loss of $1.4 million in 2000, compared to a net income of $2.2 million in 1999. The difference of $3.6 million was primarily due to $2.9 million of additional costs incurred to complete a failed sheetmetal subcontractor's work on five projects, and a decrease of contract revenues.

Fiscal 1999 Compared to Fiscal 1998

Revenues from continuing operations increased $0.9 million or 16.7% from $5.3 million in 1998 to $6.2 million in 1999. The increase was due primarily to the additional revenues generated from a newly-formed small electrical contracting subsidiary (included in the automated temperature control segment), and an increase in communications revenues. Costs of revenues increased $0.2 million or 3.6% from $4.5 million in 1998 to $4.7 million in 1999.

General and administrative increased $0.6 million from $1.7 million in 1998 to $2.3 million in 1999. The increase was due primarily to charges of $0.3 million incurred in connection with the buyouts of two officers' employment agreements, an increase in payroll and related costs of $0.1 million, and an increase of professional fees of $0.1 million.

Interest expense increased $0.3 million from $0.1 million in 1998 to $0.4 million in 1999. The increase was due primarily to a $2.5 million convertible note sold by the Company to TIG.

The Company's discontinued operations generated net income of $2.2 million and $1.9 million in 1999 and 1998, respectively. The increase in net income was due primarily to the implementation of a marketing plan by the contracting subsidiaries to emphasize contracts that return higher profit margins.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. As of June 30, 2000, the Company had debt of $8.7 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of June 30, 2000. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

Name                   Age              Position with the Company
----

Jared E. Abbruzzese     46    Chairman of the Board, Director (1)(2)
Gregory Cuneo           41    President, Chief Executive Officer and Director
Raymond Steele          65    Director (1)(2)
Robert J. Birnbach      35    Executive Vice President, Chief Financial Officer
                              and Secretary
Joseph C. Chan          39    Vice President and Chief Accounting Officer
Ronald Fregara          51    President - CMA
Stephen Yager           48    Vice President - CMA
Nicholas Ahel           57    Vice President - High-Rise
Barry Halpern           48    President - High-Rise
Jill Thoerle            49    President and Chief Executive Officer - DCI
Peter Sach              40    Executive Vice President and Chief Operating
                              Officer - DCI

(1) Member of the Compensation and Governance Committee. The Compensation and Governance Committee (the "Compensation Committee") review and approves management's recommendations as to executive compensation, reviews, approves and administers executive compensation and DualStar's 1994 Stock Option Plan, as amended, reviews and approves management's recommendation for organizational structure and recommends to the DualStar board nominees for election as directors of DualStar, including nominees recommended by stockholders.

(2) Member of the Audit Committee. The Audit Committee recommends to the DualStar board independent auditors to serve DualStar, reviews the scope and results of the annual audit, assures that the independent auditors act independently, reviews with management and the independent auditors DualStar's internal accounting controls, and reviews DualStar's annual and quarterly reports.

         Jared E. Abbruzzese has been Chairman of the Board and a Director of DualStar since September 1999. Mr. Abbruzzese is a founder and Chairman of TechOne Capital Group LLC, a consulting and private investment firm concentrating in the telecommunications and technology sectors. Mr. Abbruzzese was the founder and served as Chairman and Chief Executive Officer of CAI Wireless Systems, Inc., an MMDS operator located in Albany, New York, from August 1991 until CAI's acquisition by WorldCom, Inc. in August 1999 (Mr. Abbruzzese served in such capacities for CAI during CAI's 1998 Chapter 11 proceeding). He is also a co-founder of Crest Communications LLC, a private communications fund; a member of the governing board of VenInfoTel LLC, a Venezuelan telephone and cable company.

         Gregory Cuneo has been President and Chief Executive Officer of DualStar since the Company was founded in August 1994. He has also served as a director since August 1994 and served as Chairman of the Company from December 1998 until February 2000. Mr. Cuneo is also Chairman of Starrett

Corporation, a position he has held since August 1999, and Chief Executive Officer of HRH Construction Corp., a subsidiary of Starrett.

         Raymond Steele, a retired businessman, has been a director of the Company since December 1998. In addition to the Company, Mr. Steele is a member of the board of directors of Video Services Corp. and ICH Corp.

         Robert J. Birnbach, a founder of the Company, has been Chief Financial Officer of DualStar since December 1996, Executive Vice President since July 1999 and Secretary since February 2000. He was a member of DualStar's board of directors from September 1999 until February 2000. From December 1996 until July 1999, Mr. Birnbach served as Vice President of DualStar and from August 1994 until December 1996, he was DualStar's Director of Corporate Development/Mergers & Acquisitions. Since January 1, 2000, Mr. Birnbach has been President and Chief Executive Officer and a member of the board of directors of Starrett Corporation. He is also a member of the board of directors of HRH Construction Corp. Prior to joining DualStar, Mr. Birnbach was an advisor with the financial advisory and accounting firm of Coopers & Lybrand from 1991 to August 1994. Mr. Birnbach and Mr.Cuneo are first cousins.

         Joseph C. Chan has been Vice President and Chief Accounting Officer of DualStar since December 1996. He was controller of DualStar from November 1994 until December 1996. Prior to joining the Company, Mr. Chan was a certified public accountant with Konigsberg, Wolf & Co. P.C. from October 1987 to November 1994.

         Ronald Fregara, a founder of the Company served as an Executive Vice President of the Company from December 1996 until February 2000, and served as a Vice President from August 1994 until December 1996. Mr. Fregara has been President of CMA since December 1996. Mr. Fregara was a member of the Company's board of directors from August 1994 until February 2000.

         Stephen Yager, a founder of the Company, served as an Executive Vice President of the Company from August 1994 until February 2000, and served as Secretary of the Company from August 1994 until February 2000. Mr. Yager was the Company's Chief Financial Officer from August 1994 until November 1996. Mr. Yager has been Vice President of CMA since December 1996. Mr. Yager was a member of the Company's board of directors from August 1994 until February 2000.

         Nicholas Ahel has served as Vice President of High-Rise since July
1995.

         Barry Halpern has served as President of High-Rise since July 1995.

         Jill Thoerle has served as President and Chief Executive Officer of DCI since March 2000. From 1998 until joining the Company in March 2000, Ms. Thoerle was Corporate Strategy and New Business Development Vice President of AT&T Corporation. Prior to that Ms. Thoerle served as Vice President of Teleport Communications Group, Inc. from 1995 until 1998.

         Peter Sach has served as Executive Vice President and Chief Operating Officer of DCI since March 2000. From 1998 until joining the Company in March 2000, Mr. Sach was first Vice President Network Services at AT&T, and then was promoted in 1999 to AT&T Broadband's Senior Vice President - Systems Development. From 1986 until 1998, Mr. Sach held a variety of positions culminating with Vice President - Network Services of Teleport Communications Group, Inc.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid or awarded for each of DualStar's last three completed fiscal years to DualStar's Chief Executive Officer and its four most highly compensated officers (the "Named Executives") at June 30, 2000.

                                                                            Long Term Compensation
                                                     Annual Compensation           Awards

               (a)                     (b)          (c)             (d)              (g)               (i)
                                                                                 Securities
                                      Fiscal                                     underlying          All Other
   Name and Principal Position        Period     Salary ($)        Bonus         Options (#)        Compensation

Gregory Cuneo                          2000       $270,961              --        200,000 (1)         $4,038 (2)
Chief Executive Officer                1999       $150,000         $67,500                  0         $5,794 (2)
                                       1998       $150,000              --                  0         $5,901 (2)

Barry Halpern                          2000       $230,000        $251,065                  0         $1,954 (2)
President - High-Rise                  1999       $156,600        $180,000                  0         $2,947 (2)
                                       1998       $148,900        $252,500                  0         $2,673 (2)

Nicholas Ahel                          2000       $230,000        $251,065                  0         $1,652 (2)
Vice President - High-Rise             1999       $156,600        $180,000                  0         $2,618 (2)
                                       1998       $148,900        $252,500                  0         $2,673 (2)

Stephen Yager                          2000       $235,408         $25,000        200,000 (3)         $6,371 (2)
Vice President - CMA                   1999       $151,005         $67,500                  0         $6,371 (2)
                                       1998       $150,580              --                  0         $5,453 (2)

Ronald Fregara                         2000       $235,408         $25,000        200,000 (3)         $5,861 (2)
President - CMA                        1999       $151,005         $67,500                  0         $5,991 (2)
                                       1998       $150,580              --                  0         $6,017 (2)

(1)   Consists of options granted under the Company's 1994 Stock Option
      Plan, as amended (the "Plan"), to purchase 200,000 shares granted on August 12, 1999 at an exercise price of $4.00 per share and vest in five installments on each of December 31, 1999, 2000, 2001, 2002 and 2003.
(2) Includes the value of personal benefits, such as life insurance, disability insurance and automobile expenses, pursuant to each officer's employment agreement. See "Employment Agreements."
(3) Consists of options granted under the Plan on August 12, 1999. The options have an exercise price of $4.00 per share and vest in five installments on each of December 31, 1999, 2000, 2001, 2002 and 2003.

Compensation of Directors

         Directors of the Company are paid an annual fee of $25,000 and a fee of $1,000 per board meeting attended in person, and $600 per telephonic meeting or committee meeting (regardless of attendance in person or by telephone), plus, in all cases, reimbursement of out-of-pocket expenses.

Option Grants in Latest Fiscal Year

         The following table provides information on options to purchase DualStar Common Stock which were granted during the year ended June 30, 2000 to the five Named Executives identified in the Summary Compensation Table above.

                                                                                                   Potential realizable
                                                                                                  value at assumed annual
                                                                                                   rates of stock price
                                       Individual Grants                                               appreciation
                                                                                                      for option term
          (a)                     (b)                  (c)               (d)            (e)         (f)           (g)

                                                   % of Total
                               Number of         Options Granted
                               Securities        to Employees in
                           Underlying Options    Fiscal Year (1)   Exercise Price   Expiration
          Name                                                        Per Share        Date        5% ($)       10% ($)

Gregory Cuneo                   200,000              10.88%             $4.00           (1)       $382,000     $914,000

Ronald Fregara                  200,000              10.88%             $4.00           (1)       $382,000     $914,000

Stephen Yager                   200,000              10.88%             $4.00           (1)       $382,000     $914,000

(1) Options vest in five annual equal installments on each of December 31, 1999, 2000, 2001, 2002 and 2003, and expire five years from the date of vesting.

Aggregate Option Exercises in Latest Fiscal Year and Fiscal Year-End Values

         The following table sets forth certain information with regard to the outstanding options to purchase DualStar Common Stock as of the end of the fiscal year ended June 30, 2000 for the five Named Executives in the Summary Compensation Table above.

            (a)                       (b)               (c)                  (d)                           (e)

                                                                     Number of Securities          Value of Unexercised
                                                                    Underlying Unexercised       In-the-Money Options at
                              Shares Acquired on       Value       Options at June 30, 2000          June 30, 2000(1)
           Name                  Exercise (#)        Realized     Exercisable Unexercisable     Exercisable Unexercisable

Gregory Cuneo                         --               $ --             40,000        160,000      --             --

Barry Halpern                         --               $ --            201,000           --       $628,125    --
Nicholas Ahel                         --               $ --            126,000           --       $393,750    --
Ronald Fregara                        --               $ --             40,000        160,000        --       --
Stephen Yager                         --               $ --             40,000        160,000        --       --

Employment Agreements

         Effective August 1994, DualStar entered into employment agreements with Armando Spaziani, an Executive Vice President and Chief Operating Officer of DualStar until his retirement on June 15, 1999, Elven M. Tangel, a senior officer of the Company until his retirement on June 1, 1999 and Messrs. Cuneo, Yager and Fregara. The employment agreements expired in August 1997 and have been renewed for two additional three-year terms through August 2003. In connection with his retirement on June 1, 1999, Mr. Tangel received $116,000 in consideration of the buyout of his employment agreement. In connection with his retirement on June 15, 1999, Mr. Spaziani received $206,000 in consideration of the buyout of his employment agreement. Mr. Cuneo's current salary is $275,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. Messrs. Fregara and Yager's current salaries are each $235,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. The salaries under these executive's employment agreements, as amended, may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Compensation Committee.

         The employment agreements provide, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company. The employment agreements provide that the Company will establish a performance incentive bonus plan providing each executive the opportunity to earn an annual bonus of up to five percent of the increase, if any, in the Company's pretax income, based upon the attainment of performance goals to be established by the Compensation Committee. The employment agreements further provide for the use of an automobile and other fringe benefits commensurate with their duties and responsibilities, and for benefits in the event of disability.

         Pursuant to the employment agreements, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary for the remainder of the scheduled term of employment and bonuses for the remainder of the scheduled term of employment based upon the prior year's annual bonus and the maximum incentive bonus payable. Such amounts shall be payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the employment agreements to the extent permitted by law.

         The employment agreements provide for the purchase by the Company of insurance policies in the amount of $1,000,000 on the lives of each of Messrs. Cuneo, Yager and Fregara. The Company will pay the premiums under these policies, and a portion of the payment will be treated as taxable income to the insured executive. Upon the death of any of the insureds, the Company would be paid from the insurance proceeds an amount equal to the total premiums it paid under the policy, with the remaining proceeds to be paid to the deceased executive's designated beneficiary. To date, each of Messrs. Cuneo, Yager and

Fregara has declined to have the Company purchase such insurance.

         On June 1, 2000, the Company entered into employment agreements with each of Barry Halpern and Nicholas Ahel, President and Vice President, respectively, of High-Rise. Pursuant to Mr. Halpern's agreement, Mr. Halpern has agreed to serve as President of high-Rise at a current annual base salary of $260,000. Mr. Ahel's employment agreement contemplates that he will serve as Vice President of High-Rise at a current annual base salary of $260,000. Each of Messrs. Halpern and Ahel are also entitled to an annual bonus equal to 10% of the net income before taxes of High-Rise, calculated on a consolidating basis in a manner consistent with past practices and in accordance with generally accepted accounting practices. The employment agreements also provide Messrs. Halpern and Ahel with such other benefits, including medical, disability, pension and severance plans, as are made generally available to executive employees of the Company from time to time, and a life insurance benefit in the amount of one times such executive's current annual base salary.

         Pursuant to the employment agreements for each of Messrs. Halpern and Ahel, employment may be terminated by the Company with Cause (as defined in the agreements) or by the executive with or without good reason (as defined in the agreements). Termination of employment by the Company without Cause, or by the executive with good reason would entitle the executive to severance in the amount of executive's then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. Additionally, all unvested options to purchase DualStar common stock issued to the executive shall vest immediately, and be exercisable for a period of 9 months following the date of termination. Certain other benefits continue for a period of 6 months following the date of termination. In the event of a termination of employment by the Company with Cause, the executive is entitled to receive all base salary through the date of termination. Options held by such executive that are vested on the date of termination remain exercisable for a period of 90 days from the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by the executive, the executive is entitled to receive her or his annual base salary through the date of termination and be eligible for a pro rata portion of any bonus. Options held by an executive who voluntarily terminates her or his employment that are vested remain exercisable for a period of 90 days from the date of termination. Upon a termination of employment as a result of an executive's death or disability, all vested options remain exercisable for a period of 18 months following the date of termination.

         In connection with Robert J. Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of the Birnbach employment agreement, Mr. Birnbach has agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement contemplates that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

         Mr. Birnbach's employment with the Company may be terminated by the Company with Cause (as defined in the agreement) or by Mr. Birnbach with or without good reason (as defined in the agreement). Termination of employment by the Company without cause, or by Mr. Birnbach with good reason would entitle Mr. Birnbach to severance in the amount of two times Mr. Birnbach's annual base salary, plus other perquisites for the one-year period following the date of termination. Additionally, all unvested options to purchase Company Common Stock would vest immediately.

         In connection with enhancing DualStar's communications business, DCI has entered into employment agreements with Jill Thoerle, pursuant to which Ms. Thoerle has agreed to serve as President and Chief Executive Officer of DCI at a current annual base salary of $250,000; Peter Sach, pursuant to which he has agreed to serve as Executive Vice President and Chief Operating Officer of DCI at a current annual base salary of $240,000; Dennis Rosatelli, pursuant to which he has agreed to serve as Executive Vice President and Chief Financial Officer of DCI at a current annual base salary of $240,000; George Parise, pursuant to which he has agreed to serve as Executive Vice President - Corporate Development of DCI at a current annual base salary of $200,000; Vincent D'Onofrio, pursuant to which he has agreed to serve as Executive Vice President and Chief Technology Officer of DCI at a current annual base salary of $200,000; Mary E. Deal, pursuant to which she has agreed to serve as Executive Vice President and General Counsel of DCI at a current annual base salary of $200,000; and Bruce Forsyth, pursuant to which he has agreed to serve as Executive Vice President and Chief Marketing Officer of DCI at a current annual base salary of $200,000. In addition to annual base salaries, each of the DCI executives is eligible for a bonus of up to (i) 50% of the annual base salary in the case of Ms. Thoerle and Mr. Sach and (ii) 40% in the case of Ms. Deal and Messrs. Parise, D'Onofrio, Forsyth and Rosatelli, upon the achievement of specified performance targets. Annual base salaries and bonus percentages may be increased, but not decreased, by the DCI board of directors.

         Pursuant to the DCI employment agreement, employment may be terminated by DCI with Cause (as defined in the agreements) or by the executive with or without good reason (as defined in the agreements). Termination of employment by DCI without Cause, or by the executive with good reason would entitle the executive to severance in the amount of executive's then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. Additionally, all unvested options to purchase DualStar common stock issued to the executive shall vest immediately, and be exercisable for a period of 9 months following the date of termination. Certain other benefits continue for a period of 6 months following the date of termination (12 months in the case of Mr. Sach). In the event of a termination of employment by DCI with Cause, the executive is entitled to receive all base salary through the date of termination. Options held by such executive that are vested on the date of termination remain exercisable for a period of 90 days from the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by the executive, the executive is entitled to receive her or his annual base salary through the date of termination and be eligible for a pro rata portion of any bonus. Options held by an executive who voluntarily terminates her or his employment that are vested remain exercisable for a period of 90 days from the date of termination. Upon a termination of employment as a result of an executive's death or disability, all vested options remain exercisable for a period of 18 months following the date of termination.

The 1994 Stock Option Plan

         On October 17, 1994, the Board of Directors adopted, and the stockholders subsequently approved and amended, the 1994 Stock Option Plan (as amended, the "1994 Plan") pursuant to which officers, directors, employees and consultants of the Corporation and its affiliates are eligible to be granted stock option awards ("Awards"). Stockholders approved the amendments to the 1994 Plan at the 1998 Annual Meeting of Stockholders. On April 13, 2000, the Company's Board of Directors approved an amendment to the 1994 Plan providing that for all Awards granted under the 1994 Plan from and after April 13, 2000, the Compensation Committee shall determine the definition of "Change of Control" and the treatment of such Awards upon a Change of Control, in the Committee's sole and absolute discretion. This amendment does not require stockholder approval. The 1994 Plan is currently being administered by the Compensation Committee, which has the authority to grant awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, or any combination of the foregoing, and to determine the terms and conditions of the Awards.

         Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2000, 5,439,800 options were outstanding under the 1994 Plan, 1,939,800 of which are subject to stockholder approval at the next meeting of Company stockholders. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal 2000.

401(k) Plan

         The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to 15% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash of DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2000, DualStar made no contribution to the plan.

Compensation Committee Interlocks and Insider Participation

         No Compensation Committee interlock relationship existed during the fiscal year ended June 30, 2000.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to beneficial ownership of DualStar Common Stock as of September 15, 2000 by each stockholder of the Company who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of DualStar Common Stock.

     Name and Address                   Amount and Nature              Percent
    Of Beneficial Owner              of Beneficial Ownership           of Class

Technology Investors Group, LLC
25 Coligni Avenue                          1,791,000                    10.9%
New Rochelle, NY 10801


         The following table sets forth certain information with respect to beneficial ownership of DualStar Common Stock as of September 15, 2000 by all directors and all Named Executives identified in the Summary Compensation Table above in "Item 11. Executive Compensation," individually, and by all directors and all executive officers of DualStar as a group.

                                        Amount and Nature
    Beneficial Owner                  of Beneficial Ownership   Percent of Class

Jared E. Abbruzzese                             0                   *
Gregory Cuneo                              475,000 (1)              2.8%
Raymond Steele                              15,000 (2)              *
Barry Halpern                              201,000 (2)              1.2%
Nicholas Ahel                              126,000 (2)              *

Ronald Fregara                             475,000 (1)              2.8%
Stephen Yager                              475,000 (1)              2.8%
All directors and executive officers
as a group (11 persons)                   3,011,000 (3)             16.6%

*     Less than 1%.

(1) Consists of (i) options to purchase 40,000 shares of Company common stock granted under the Company's 1994 Stock Option Plan, as amended (the "Plan"), exercisable within 60 days of September 15, 2000 and (ii) 435,000 shares of Company common stock .
(2) Consists of options granted under the Plan, exercisable within 60 days of September 15, 2000.
(3) Consists of (i) options to purchase 1,703,000 shares of Company common stock granted under the Plan, exercisable within 60 days of September 15, 2000, and (ii) 1,308,000 shares of Company common stock.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CMA leases shop space at 141 47th Avenue, Brooklyn, NY 11235, on a month-to-month basis, from FIS Management, Inc. in which certain officers of CMA and the Company own a majority interest. No written lease agreement is signed. For the fiscal year ended June 30, 2000, the Company paid $34,000in rental payments to FIS Management, Inc. for this space.

     TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, chairman of the Company, is a principal, has provided consulting services to the Company since August 12, 1999, pursuant to letter agreements dated August 12, 1999 and March 24, 2000. Currently, the Company is a party to a consulting agreement dated June 1, 2000 with TechOne. The consulting fee payable under the consulting agreement is $30,000 per month, plus reimbursement of expenses. The consulting agreement provides, among other things, that other than termination as a result of a material breach by TechOne, the Company may terminate this consulting agreement only by giving written notice to TechOne of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to TechOne for the consulting services rendered through the date of termination, plus all reimbursable amounts for which TechOne has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by TechOne for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $30,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2000, consulting expense in connection with the agreement was $180,000.

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement described above, the Class D Warrants vest and become fully exercisable upon a change of control regardless of the satisfaction of the vesting requirements set forth above (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance.

     The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of Technology Investors Group, Inc. ("TIG"). The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and
(B) 24. For the year ended June 30, 2000, consulting expense in connection with the agreement was $20,000.

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted and issued to TIG on April 13, 2000, on the same terms and conditions described above.

     On October 26, 1999, CMA borrowed $1 million from TIG. The loan was evidenced by a promissory note made by CMA in favor of TIG, providing for interest at a per annum rate of 10% and a maturity date of December 15, 1999. The loan was guaranteed by DualStar and collateralized by certain of DualStar's assets. The promissory note was paid in full in December 1999 from the proceeds of the Madeleine Bridge Loan.

     DCI sublets office space at One Park Avenue, New York, New York from Starrett Corporation (of which Gregory Cuneo, the Company's president and chief executive officer, is chairman and Robert Birnbach, the Company's executive vice president and chief financial officer, is president and CEO). Rental charges for the office space have commenced as of July 1, 2000. DCI occupies approximately 3,800 square feet , and the rent is expected to be approximately $22.50 per square foot, plus incidental costs and expenses.


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

         2.  Exhibits

         Set forth below is a list of exhibits being filed with this Report. The management contracts or compensatory plans or arrangements required to be filed as an Exhibit pursuant to Item 14(c) are Exhibits 4.2 and 10.1 - 10.8.

Exhibit No. and Description in the Exhibit List for this Report

NUMBER   TITLE
------   -----

2.1 Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant, Cerberus Capital Management, L.P. and Blackacre Capital Management, L.L.C.(1)
2.2 Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E Contracting Corp.(1)
2.3 Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI Acquisition Co. and ParaComm, Inc.(1)
3.1    Certificate of Incorporation, filed June 14, 1994, as restated. (2)
3.2    Amended and Restated By-Laws. (1)
4.1    Specimen Copy of Common Stock Certificate. (1)
4.2    DualStar Technologies Corporation 1994 Stock Option Plan, as amended. (2)
4.3 Amendment to DualStar Technologies Corporation 1994 Stock Option Plan, as amended.
10.1 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (2)
10.2 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (2)
10.3 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (2)

10.4 Employment Agreement between the Registrant and Robert J. Birnbach dated June 7, 2000.
10.5 Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000.
10.6 Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000.
10.7 Employment Agreement between DualStar Communications, Inc. and Jill Thoerle dated March 1, 2000.(1)
10.8 Employment Agreement between DualStar Communications, Inc. and Peter Sach dated March 17, 2000.
10.9 Secured Promissory Note and Security Agreement between the Registrant and Technology Investors Group, LLC, dated July 24, 1998.(3)
10.10 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998.(4)
10.11 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of a subordinated convertible note.(4)
10.12 Registration Rights Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(4)
10.13 Stockholders' Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(4)
10.14 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc.
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne.
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC.
10.17 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.
10.18 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC
21.1     Subsidiaries of the Registrant.
23.1     Consent of Grant Thornton LLP.
27.1     Financial Data Schedule (electronic filings only).

------------------
(1) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.
(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1998.
(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 1998.

(B)      REPORTS ON FORM 8-K

         The registrant filed a Current Report on Form 8-K on April 6, 2000 reporting an Item 5 event.

(C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         The exhibits listed under (a)(2) of this Item 14, are filed with this Report.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 2000

         None.

               DualStar Technologies Corporation and Subsidiaries

                          INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Certified Public Accountants                     F-2

Financial Statements

      Consolidated Balance Sheets                                    F-3 - F-4

      Consolidated Statements of Operations                             F-5

      Consolidated Statement of Shareholders' Equity                    F-6

      Consolidated Statements of Cash Flows                          F-7 - F-9

      Notes to Consolidated Financial Statements                    F-10 - F-38

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
    DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting standards generally accepted in the United States of America.

GRANT THORNTON LLP

New York, New York
September 27, 2000

               DualStar Technologies Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,
                                                                                          -----------------------------
                                                                                              2000             1999
                                                                                          -------------     -----------
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                                $13,823,267         $110,003
  Accounts receivable - net of allowance for doubtful accounts of
    $145,000 ad $97,000 in 2000 and 1999, respectively                                       1,427,856        1,085,221
  Net assets of discontinued operations                                                     11,738,852        5,874,748
  Deferred tax asset                                                                           178,000          178,000
  Prepaid expenses and other current assets                                                    393,287          328,095
                                                                                          -----------------------------
         Total current assets                                                               27,561,262        7,576,067

PROPERTY AND EQUIPMENT - net of accumulated depreciation and amortization                    5,210,383        3,912,684

OTHER ASSETS
  Deferred tax asset                                                                         1,574,000        1,574,000
  Intangible assets - net of accumulated amortization                                        2,056,036                -
  Other                                                                                        678,731           74,136
                                                                                          -----------------------------
                                                                                           $37,080,412      $13,136,887
                                                                                          =============================

               DualStar Technologies Corporation and Subsidiaries

                                                                                                      June 30,
                                                                                          -----------------------------
                                                                                              2000             1999
                                                                                          -------------     -----------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                          $1,111,377       $1,314,681
  Promissory note payable                                                                    7,000,000                -
  Accrued expenses and other current liabilities                                             2,442,896        1,702,541
                                                                                          -----------------------------
         Total current liabilities                                                          10,554,273        3,017,222

MORTGAGE PAYABLE - net of current portion                                                    1,715,948          723,750
SUBORDINATED CONVERTIBLE NOTE                                                                        -        2,500,000
OTHER LIABILITIES                                                                              205,112          206,498
                                                                                          -----------------------------
            Total liabilities                                                               12,475,333        6,447,470
                                                                                          -----------------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock - par value, $.01 per share; 25,000,000 shares authorized; 16,476,568
    and 9,000,000 shares issued and outstanding in 2000 and 1999, respectively                 164,766           90,000
  Additional paid-in capital                                                                42,613,550       14,995,836
  Accumulated deficit                                                                      (17,047,237)      (8,396,419)
  Deferred compensation                                                                     (1,126,000)               -
                                                                                          -----------------------------
          Total shareholders' equity                                                        24,605,079        6,689,417
                                                                                          -----------------------------
                                                                                           $37,080,412      $13,136,887
                                                                                          =============================


The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,


                                                                    2000                   1999                  1998
                                                                -------------          -------------         --------
Revenues                                                          $5,256,899             $6,233,554             $5,341,192
                                                           -------------------------------------------------------------------
Operating expenses:
  Cost of revenues                                                 4,253,654              4,691,191              4,526,881
  General and administrative expenses                              5,922,833              2,283,844              1,684,442
  Depreciation and amortization                                      865,613                352,615                305,090
  Amortization of deferred compensation                              637,428                      -                      -
  Impairment of fixed assets                                         300,000                      -                      -
                                                           -------------------------------------------------------------------
Total operating expenses                                          11,979,528              7,327,650              6,516,413
                                                           -------------------------------------------------------------------
Operating loss                                                    (6,722,629)            (1,094,096)            (1,175,221)

Other (income) expense:
  Interest income                                                   (264,580)                     -                      -
  Interest expense                                                   741,603                379,100                109,059
                                                           -------------------------------------------------------------------
Other expense - net                                                  477,023                379,100                109,059
                                                           -------------------------------------------------------------------
Loss before provision
  (benefit) for income taxes                                      (7,199,652)            (1,473,196)            (1,284,280)

Provision (benefit) for income taxes
    Current tax provision                                             68,000                 31,000                 41,000
    Deferred tax benefit                                                   -                (650,000)                   -
                                                           -------------------------------------------------------------------
Loss from continuing operations                                   (7,267,652)              (854,196)            (1,325,280)

(Loss) income from discontinued operations                        (1,383,166)             2,176,444              1,881,126
                                                           -------------------------------------------------------------------
Net (loss) income                                                $(8,650,818)            $1,322,248               $555,846
                                                           ===================================================================
Basic and diluted (loss) income per share:

   Continuing operations                                              $(0.57)                $(0.09)                $(0.15)
   Discontinued operations                                             (0.11)                  0.24                   0.21
                                                           -------------------------------------------------------------------
   Total                                                              $(0.68)                 $0.15                  $0.06
                                                           ===================================================================
   Weighted average shares outstanding                            12,824,121              9,000,000              9,000,000


The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 2000, 1999 and 1998

                                             Common Stock            Additional
                                                                       paid-in         Accumulated       Deferred
                                        Shares         Amount          Capital            Deficit      Compensation       Total
                                        ------         ------          -------            -------      ------------       -----
Balance - June 30, 1997                9,000,000        $90,000      $14,995,836     $(10,274,513)             -         $4,811,323

Net income for the year
 ended June 30, 1998                           -              -                -          555,846              -            555,846
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 1998                9,000,000         90,000       14,995,836       (9,718,667)             -          5,367,169

Net income for the year
 ended June 30, 1999                           -              -                -        1,322,248              -          1,322,248
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 1999                9,000,000         90,000       14,995,836       (8,396,419)             -          6,689,417

Net loss for the year
 ended June 30, 2000                           -              -                -       (8,650,818)             -         (8,650,818)
Exercise of Class A warrants           4,510,571         45,106       17,997,178                -              -         18,042,284
Exercise of Underwriter unit option      400,000          4,000        2,306,000                -              -          2,310,000
Conversion of convertible note         1,791,000         17,910        2,455,419                -              -          2,473,329
Costs in connection with
  conversion of convertible note               -              -          (21,824)               -              -            (21,824)
Issuance of common stock and Class
  warrants in connection with
  purchase of ParaComm, Inc.             774,997          7,750        3,117,513                -              -          3,125,263
Issuance of compensatory
 stock options                                 -              -        1,763,428                -      $(1,126,000)         637,428
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 2000               16,476,568       $164,766      $42,613,550     $(17,047,237)     $(1,126,000)       24,605,079
                                      ==============================================================================================


The accompanying notes are an integral part of this statement.

               DualStar Technologies Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                               2000                 1999                1998
                                                                           -------------        -------------       --------
Cash flows from operating activities of continuing operations:
  Net loss                                                                  $(7,267,652)         $  (854,196)         $(1,325,280)
  Adjustments to reconcile net loss to net cash (used in) provided
     Depreciation and amortization                                              865,613              352,615              305,090
     Deferred income taxes                                                            -             (650,000)                   -
     Accrued interest  converted to common stock                                124,385                    -                    -
     Impairment of fixed assets                                                 300,000                    -                    -
     Amortization of deferred compensation                                      637,428                    -                    -
        (Increase) decrease in assets, net of assets acquired
            Accounts receivable                                                (264,708)              55,781             (771,645)
            Prepaid expenses and other current assets                           (43,054)            (308,935)             148,554
            Other assets                                                       (606,395)              (3,000)              (3,765)
         Increase (decrease) in liabilities, net of liabilities
           Accounts payable                                                    (534,188)             526,467              242,344
           Accrued expenses and other current liabilities                     1,366,124           (1,384,040)             548,842
                                                                          ----------------------------------------------------------
Net cash (used in) provided by operating activities of continuing
operations                                                                   (5,422,447)          (2,265,308)             760,826
                                                                          ----------------------------------------------------------
Net cash (used in) provided by operating activities of discontinued
operations                                                                   (6,699,869)          (1,596,830)             447,516
                                                                          ----------------------------------------------------------
Cash flows from investing activities:

   Capital expenditures                                                      (1,020,434)            (265,851)            (868,486)
   ParaComm, Inc.'s cash at purchase date                                       264,853                    -                    -
   Costs in connection with purchase of ParaComm, Inc.                          (54,984)                   -                    -
                                                                          ----------------------------------------------------------
    Net cash used in investing activities                                     $(810,565)           $(265,851)           $(868,486)
                                                                          ----------------------------------------------------------

               DualStar Technologies Corporation and Subsidiaries

                              Years ended June 30,

                                                                               2000                 1999                1998
                                                                           -------------        -------------       --------
Cash flows from financing activities
   Exercise of Class A warrants and underwriter unit option                  $20,352,285                    -                   -
   Proceeds from promissory note payable                                       7,000,000                    -                   -
   Net proceeds  from refinancing of mortgage payable                            996,250                    -                   -
   Principal payments of loan and lease payables                              (1,150,431)             (95,494)            (52,993)
   Principal payment of mortgage payable                                         (27,084)             (48,750)            (41,250)
   Costs in connection with conversion of convertible note                       (21,824)                   -                   -
   Proceeds from subordinated convertible note                                         -            2,500,000                   -
   Proceeds from subordinated note                                                     -            1,000,000                   -
                                                                          ----------------------------------------------------------
   Net cash provided by (used in) financing activities                        27,149,196            3,355,756             (94,243)
                                                                          ----------------------------------------------------------
Net increase (decrease) in cash                                               14,216,315             (772,233)            245,613

Cash of continuing operations at beginning of year                               110,003               34,224             190,534
Cash of discontinued operations at beginning of year                             473,992            1,322,004             920,081
                                                                          ----------------------------------------------------------
Cash and cash equivalents at end of year                                     $14,800,310             $583,995          $1,356,228
                                                                          ==========================================================
Cash and cash equivalents of continuing operations at end of year            $13,823,267             $110,003             $34,224
Cash of discontinued operations at end of year                                   977,043              473,992           1,322,004
                                                                          ----------------------------------------------------------
Total and cash equivalents cash at end of year                               $14,800,310             $583,995          $1,356,228
                                                                          ==========================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                  $719,449             $330,757            $123,937
      Income taxes                                                                87,986               14,910              18,594

               DualStar Technologies Corporation and Subsidiaries

                            Years ended June 30, 2000

Non-cash investing and financing transactions:

     (1) In August 1996, the Company acquired real property which was financed by a $900,000 mortgage loan. In November 1999, the Company refinanced the mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.

     (2) The Company acquired equipment related to the delivery of Internet access which was financed by leases in the total amount of $193,546 and $156,792 during the fiscal year ended June 30, 2000 and 1999, respectively. These leases are classified as capital leases.

     (3) In May 2000, the Company issued 774,997 shares of common stock and 15,000 Class D warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional-paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase date, the Company allocated the excess to subscriber list, access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively.

     (4) In July 1999, Technology Investors Group, LLC ("TIG") converted its $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 representing the remaining indebtedness to TIG. In connection with the conversion, the Company incurred costs of $41,471 which have been charged to additional paid-in capital. As a result of the transaction, the Company's common stock (in par value) was increased by $17,910 and additional paid-in capital was increased by $2,455,419.

     (5) In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the current period. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and $637,428 was charged to fiscal 2000 operating result.

The accompanying notes are an integral part of these statements.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Financial Statement Presentation

     DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Associates") and Centrifugal Service, Inc. ("Service") (collectively, "Centrifugal"), and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal and Mechanical in exchange for all of the stock of Centrifugal and Mechanical and these companies became wholly owned subsidiaries of DualStar. Subsequently, DualStar formed new wholly owned subsidiaries:
     Trident Mechanical Systems, Inc., Centrifugal/Mechanical Associates, Inc., The Automation Group, Inc., Property Control, Inc., High-Rise Electric, Inc., Grace Systems Technologies, Inc., DualStar Communications, Inc., Integrated Controls Enterprises, Inc., HR Electrical Systems, Inc. and BMS Electric, Inc. In May 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. (see Note P).

     The accompanying financial statements for the years ended June 30, 2000, 1999 and 1998 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction-related businesses; and (b) communications businesses. In light of significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar has begun to pursue its communications business plan more aggressively. Specifically, DualStar seeks to become principally an access provider of broadband communications services to residential and commercial properties. The DualStar board of directors believes that future prospects of the Company are highly dependent on the rapid expansion of its communications business. This expansion requires significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. In connection with DualStar's communications focus, the DualStar board of directors has determined to divest most of DualStar's construction-related businesses, and has entered into that certain Stock Purchase Agreement dated as of March 28, 2000 with M/E Contracting Corp. The assets constituting such businesses are classified as "discontinued operations."

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     Accordingly, the financial position of such businesses as of June 30, 2000 and 1999, and their financial results and cash flows for the fiscal years ended June 30, 2000, 1999 and 1998 are presented as the discontinued operations in the accompanying financial statements.

     In connection with the Company's previously-announced plan to expand the Company's communications businesses, on June 15, 2000, the Company announced that it had entered into letters of intent with Exelon Capital Partners, Inc. ("Exelon") and Blackacre Capital Management L.L.C. ("Blackacre") with respect to an investment by both parties in newly-created preferred stock of the Company. Under the letter of intent with Exelon, subject to definitive documentation, stockholder and regulatory approval, Exelon would make a $55 million preferred stock investment in the Company. Blackacre's letter of intent contemplated a $20 million preferred stock investment in the Company, and further contemplated that if the Exelon transaction did not close, that Blackacre would lend $20 million to the Company on a senior secured basis, which loan would be convertible into DualStar common stock at the option of Blackacre at the conversion price of $4.00 per share.

     On September 27, 2000, the Company announced that Blackacre had extended its commitment to lend the Company $20 million, and that Exelon had notified the Company that Exelon had decided not to move forward with their proposed preferred stock investment. The Company expects to close the Blackacre loan, which will be convertible into Company common stock at $4.00 per share, in two stages. The stage one closing will consist of an advance of $13 million, the proceeds of which will be used (i) to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine L.L.C., an affiliate of Blackacre, and (ii) for working capital. The stage two closing will consist of an advance of $7 million, which advance is subject to certain conditions, including, without limitation, the receipt of stockholder approval and the absence of a material adverse change to the Company. The Company is negotiating definitive documentation for the transaction, and expects to close stage one shortly.

     The stage two closing, at which the Company expects to receive $7 million, will require stockholder approval of an increase in the number of authorized shares of Company common stock. The Company is preparing a proxy statement in connection with the stockholder meeting at which such approval will be sought, which proxy statement will be submitted to the Securities and Exchange Commission prior to mailing it to the Company's stockholders. The Company anticipates using a significant amount of the net proceeds from the Blackacre loan to fund a portion of the build-out of the Company's DSL-based communications infrastructure. The Company plans to build certain facilities that it believes will be instrumental in attracting one or more strategic investors to the Company.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     The Company's communications business continues to hold discussions with one or more potential strategic partners. These discussions have been wide ranging and have included investment opportunities, joint ventures and service agreements; however, no definitive agreement has been reached with any entity at this time. The Company is exploring additional financing alternatives through Raymond James & Associates, Inc., which has been retained by the Company as its financial advisor, as well as with Blackacre.

     On March 28, 2000, the Company entered into that certain Stock Purchase Agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre, to sell to M/E, subject to the approval of the Company's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment has been replaced with $20 million senior secured facility from Blackacre, stage one of which is expected to close shortly), High-Rise, Centrifugal and Mechanical. The aggregate purchase price for such stock if $11 million, consisting of $1 million in cash and a $10 million secured 10-year note bearing interest at 10% per annum.

     In June 1999, the Company signed a letter of intent to sell High-Rise Electric, Inc. ("High-Rise") to a buyer for $11 million, subject to certain adjustments. The transaction was subject to the execution of a definitive purchase agreement, arrangement of financing by the buyer, and approval by the Company's Board of Directors. In January 2000, the transaction was terminated due to the buyer's inability to secure financing for the transaction.

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     1.  Revenue and Cost Recognition

         Communication services revenue includes data, video and voice communication and installations services. Data and video are subscription based services generally provided to customers under month to month contracts. Voice communications include recurring and usage based fees. Installation service fees are nonrecurring fees for access to the Company's network. Revenues are recognized in the month in which the services are provided. All expenses related to services provided are recognized as incurred.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

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

     4.  Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for, on a straight-line basis, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to fifteen years.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     5.  Impairment of Long-term Assets

         On an ongoing basis, the Company reviews the valuation and amortization of long-term assets. As part of this review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In the fourth quarter of fiscal 2000, the carrying value of certain communication equipment was written down by $300,000 as a result of the Company's anticipated change in strategy of delivering its communications services. In determining the amount of the impairment loss, the Company considered the present value of the amount that could be recovered upon the sale of the assets.

     6.  Intangible Asstes

         Subscriber list, access rights and goodwill derived from the purchase of ParaComm, Inc. are stated at an estimated value at the closing of the purchase less accumulated amortization. Subscriber list, capitalized access rights and goodwill are being amortized on a straight-line basis over three, five and ten years, respectively.

     7.  Income Taxes

         The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

     8.  Per Share Data

         The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the year ended June 30, 2000, 1999 and 1998, stock options and warrants (see Notes F, K and P) and shares available for conversion under the convertible note (see Note E) have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

               DualStar Technologies Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     9.  Cash Equivalents

         The Company considers its money market funds with an original maturity of three months or less to be cash equivalents. At June 30, 2000, the Company has approximately $13.2 million in money market funds in the United States which are uninsured. The Company has not experienced any losses on these funds and believes it is not exposed to any significant credit risk on these cash equivalents.


    10.  Reclassification

         Certain reclassifications have been made to prior year amounts to conform to the June 30, 2000 presentation.

NOTE B - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                              June 30,
                                                   -----------------------------
                                                        2000           1999
                                                    ------------    ----------

 Compensation                                        $601,327        $284,880
 Note payable                                               -       1,000,000
 Professional fees                                    673,577          90,000
 Communication taxes payable                          392,958         154,271
 Current portion of mortgage and lease payables       188,253         166,784
 Other                                                586,781           6,606
                                                   -----------------------------
                                                   $2,442,896      $1,702,541
                                                   =============================
NOTE C - INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                       JUNE 30, 2000
                                                       -------------
       Subscriber list                                  $1,165,732
       Access rights                                       444,875
       Goodwill                                            518,978
                                                       -------------
                                                         2,129,585
       Less accumulated amortization                       (73,549)
                                                       -------------
                                                        $2,056,036
                                                       =============

               DualStar Technologies Corporation and Subsidiaries

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                       June 30,
                                                        -------------------------------------
                                                            2000                      1999
                                                         ------------           ----------
       Building and building improvements                   $930,523              $1,093,606
       Infrastructure costs                                2,827,391               1,604,919
       Machinery and equipment                             1,755,097               1,184,806
       Computer equipment                                    565,917                 373,831
       Furniture and fixtures                                109,728                 105,843
       Automobiles                                            20,590                  23,232
                                                        -------------------------------------
                                                           6,209,246               4,386,237
       Less accumulated depreciation and amortization     (1,313,863)               (788,553)
                                                        -------------------------------------
                                                           4,895,383               3,597,684
       Land                                                  315,000                 315,000
                                                        -------------------------------------
                                                          $5,210,383              $3,912,684
                                                        =====================================

NOTE E - DEBT

     1. Mortgage Payable

         On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. As of June 30, 2000, the mortgage balance was approximately $1.73 million. For the years ended June 30, 2000, 1999 and 1998, interest expense of approximately $115,000, $81,000 and $71,000, respectively, was recorded for the mortgage loans.

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

         At June 30, 2000, principal payments under the mortgage loan are as follows:

                   2001                               $  21,968
                   2002                                  24,000
                   2003                                  26,000
                   2004                                  29,000
                   2005                               1,636,948
                                                   -----------------
                                                      1,737,916
                   Less: current portion                (21,968)
                                                   -----------------
                                                     $1,715,948
                                                   =================


         The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 2000 and 1999, the Company met both the net working capital and the tangible net worth amounts.

     2. Subordinated Convertible Note

         In November 1998, the Company sold to Technology Investors Group, LLC ("TIG") a subordinated convertible note in the principal amount of $2.5 million, due and payable on May 25, 2001. The note had an interest rate of 7.5% per annum and was payable semi-annually at the option of the Company. The note was subordinated to the first mortgage on the Company's building and to the rights of financial lenders and sureties of the Company.

         In accordance with the terms of the note, on July 7, 1999, the Company exercised its right to require TIG to convert the note into 1,791,000 shares of the Company's common stock at a conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 (the "TIG Stub Loan") representing the remaining indebtedness to TIG.

         The TIG Stub Loan was repaid in full in December 1999.

         For the years ended June 30, 2000 and 1999, interest expense of approximately $128,000 and 160,000, respectively, was recorded for the note.

         In connection with the subordinated convertible note, the Company and certain stockholders of the Company also agreed to the designation by TIG of one member to the Company's Board of Directors.

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

     3. Promissory Note

         On December 16, 1999, the Company sold a $7 million secured convertible promissory note (the "Madeleine Bridge Loan") to Madeleine, L.L.C. ("Madeleine"), an affiliate of Cerberus Capital Management L.P. ("Cerberus") and Blackacre Capital Management L.L.C. ("Blackacre"). The note has an interest rate of 11% per annum and was due on May 31, 2000. The due date of the note was extended to the closing date of the Blackacre investment. The Madeleine Bridge Loan is guaranteed by certain subsidiaries of the Company and secured by such subsidiaries' assets and capital stock and the Company's assets. The Company has been advised that contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000.

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

         For the year ended June 30, 2000, interest expense of approximately $451,000 was recorded for the loan.

NOTE F - SHAREHOLDERS' EQUITY

     In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. During January and February 2000, a total of 4,510,571 shares of the Company's common stock were issued pursuant to the exercise of the Company's Class A Warrants which would have expired on February 14, 2000. The Class A Warrants entitled holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. In addition, at a purchase price of $5.78 per share, 400,000 shares of the Company's common stock were issued upon exercise of a purchase option previously granted to an underwriter in connection with the Company's February 1995 initial public offering. The aggregate proceeds to the Company from the exercise of the warrants and the option were $20,352,285.

               DualStar Technologies Corporation and Subsidiaries

NOTE F (CONTINUED)

     In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the current period. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and general and administrative expenses were increased by $637,428.

     In January 2000, the Company, subject to stockholder approval and other conditions, granted a total of 400,000 Class C warrants to two officers of the Company. The original exercise price of the warrants was $6.50 per share, which was reduced by the Company's Board of Directors in June 2000 to $5.25 per share.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

     The following is a summary of the items giving rise to deferred tax benefits at June 30, 2000 and 1999:

                                                           June 30,
                                             -----------------------------------
                                                    2000             1999
                                                -------------    ------------

       Current

           Allowance for doubtful accounts       $   178,000    $   178,000
                                             -----------------------------------
       Long-term
           Net operating loss carryforward         8,209,000      3,307,000
           Accumulated depreciation                   20,000         20,000
                                             -----------------------------------
                                                   8,229,000      3,327,000
                                             -----------------------------------
       Total deferred tax assets                   8,407,000      3,505,000
       Less valuation allowance                   (6,655,000)    (1,753,000)
                                             -----------------------------------
       Net deferred tax assets                    $1,752,000     $1,752,000
                                             ===================================

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

                                                                      June 30,
                                           --------------------------------------------------------------
                                                 2000                   1999                    1998
                                             -------------          -------------           --------
       Statutory federal income tax          $(2,839,000)              $239,000                $189,000
       State and local income taxes           (1,995,000)                31,000                  41,000
       Net operating loss carryforward                 -               (239,000)             (1,489,000)
       Valuation allowance                     4,902,000               (650,000)                129,000
       Allowance for doubtful accounts                 -                      -               1,217,000
       Accumulated depreciation                        -                      -                 (46,000)
                                           --------------------------------------------------------------
                                                 $68,000              $(619,000)                $41,000
                                           ==============================================================

               DualStar Technologies Corporation and Subsidiaries

NOTE G (CONTINUED)

     The Company has net operating losses of approximately $14,366,000 available for federal income tax purposes, and net operating losses of approximately $15,496,000 for state and local tax purposes, expiring in the years 2011 to 2018. The Company's ability to utilize net operating losses to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

     In 2000, no federal income tax expense was recorded due to the net loss. In 1999 and 1998, no federal income tax expense was recorded as a result of a benefit of $239,000 and $189,000, respectively, for the utilization of a portion of the net operating loss carryforward for financial accounting purposes.

NOTE H - COMMITMENTS AND CONTINGENCIES

     (1) The Company leases certain equipment under operating leases expiring at various dates through June 2005. At June 30, 2000, minimum rental commitments under noncancellable operating leases are as follows:

                          2001                        $410,000
                          2002                         333,000
                          2003                         310,000
                          2004                         297,000
                          2005                         291,000
                                                   -------------
                                                    $1,641,000
                                                   =============


     Equipment rent for the years ended June 30, 2000, 1999 and 1998 was $179,000, $126,000 and $106,000, respectively.

     (2) The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 2000, 1999 and 1998, the Company's continuing operations contributed $104,000, $377,000 and $712,000, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance. For the same fiscal period, the Company's discontinued operations contributed $14,049,000, $11,665,000 and $9,990,000, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

               DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     The Multiemployer Pension Plan Administration Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans are terminated or the Company withdraws, the Company could be subject to a substantial "withdrawal liability."

     (3) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. Management believes that all such contingent liabilities will be satisfied by performance on the specific bonded contracts.

     (4) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of CMA filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit.

               DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

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

     On June 1, 2000, Triangle's Chapter 7 trustee commenced a lawsuit in the Bankruptcy Court against CMA and its bonding company and claimed CMA was indebted to Triangle in the amount of $411,002 based upon worked performed by Triangle on one of the Subcontractor Projects. A motion to dismiss the complaint has been filed by CMA and is pending before the Court. For the reasons discussed above, the Company can make no assurances that CMA will prevail in such litigation.

     (5) High-Rise is a defendant in two lawsuits filed in April 1999. The plaintiffs are seeking $5,000,000 and $2,000,000, respectively, for claims related to bodily injuries on job sites where High-Rise and other trades were working. Management of High-Rise believes that the plaintiffs' claims are without merit and, in any event, are covered under the Company's general and umbrella liability insurance policies.

     (6) The Company and Trident Mechanical Systems, Inc. ("Trident"), a dormant, wholly owned subsidiary of the Company, are defendants in a lawsuit filed in January 2000. The plaintiff is seeking in excess of $30,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as currently constituted, exceeds the Company's general as well as umbrella liability policy limits in the aggregate. However, management believes that the Company and Trident are not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.

     (7) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

               DualStar Technologies Corporation and Subsidiaries

NOTE H (CONTINUED)

     In prior years, Centrifugal was a partner in a joint venture that performed mechanical and electrical services for a general contractor on the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. The joint venture's work on this project has been completed. The joint venture received demands for payment from certain vendors used by the co-venturer of Centrifugal. These vendors filed liens and/or made demands against the joint venture payment bond amounting to approximately $1.7 million. Some of these vendors also filed lawsuits against the joint venture, the joint venture partners and related bonding companies, to secure payment on their claims. These claims were based on the alleged failure of the joint venture partner to pay for electrical goods provided to it as the electrical subcontractor of the joint venture. The joint venture's bonding companies proposed settling with the claimants; the bonding companies would then seek indemnification from the joint venture. It was management's opinion that it would cost the Company less if this settlement process was managed and completed by the Company.

     Based on these developments, the Company wrote off in fiscal 1996 approximately $2.3 million with respect to accounts and loans receivable, and $1.4 million of claims and other costs that the Company incurred on behalf of Centrifugal's co-venturer in fulfillment of the electrical co-venturer's obligations under the contract on the Lincoln Square Project. Nevertheless, the Company commenced the above identified action in an attempt to recover its losses, expenses and costs as above set forth. As of the date of this report, both the corporate defendant, DAK and Donald Kopec have defaulted, and motions are being made for judgment against each.

     As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following: The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The bonding companies, Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

     (8) In the ordinary course of business, the Company is involved in claims concerning personal injuries and other matters, all of which the Company refers to its insurance carriers. The Company believes the claims are covered under its general and umbrella liability policies. No provision for loss in excess of the insurance coverage have been made in the accompanying financial statements.

               DualStar Technologies Corporation and Subsidiaries

NOTE I - RELATED PARTY TRANSACTIONS

     (1) The Company's mechanical contracting business leases shop space, on a month-to-month basis, from a company in which certain officers own a majority interest. No written lease agreement is signed. Rent expense for the years ended June 30, 2000, 1999 and 1998 was $34,000, $46,000 and
     $25,000, respectively.

     (2) The Company's communications business sublets office space in New York, New York from Starrett Corporation (of which the Company's president and CEO is chairman and the Company's CFO is president and CEO). Starrett has recently billed DualStar Communications $16,340 for office improvements associated with the property. Rental charges for the office space have commenced as of July 1, 2000. DCI occupies approximately 3,800 square feet, and the rent is expected to be approximately $22.50 per square foot, plus incidentals.

     (3) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, chairman of the Company, is a principal, has provided consulting services to the Company since August 12, 1999, pursuant to letter agreements dated August 12, 1999 and March 24, 2000. Currently, the Company is a party to a consulting agreement dated June 1, 2000 with TechOne. The consulting fee payable under the consulting agreement is $30,000 per month, plus reimbursement of expenses. The consulting agreement provides, among other things, that other than termination as a result of a material breach by TechOne, the Company may terminate this consulting agreement only by giving written notice to TechOne of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to TechOne for the consulting services rendered through the date of termination, plus all reimbursable amounts for which TechOne has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by TechOne for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $30,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2000, consulting expense in connection with the agreement was $180,000.

               DualStar Technologies Corporation and Subsidiaries

NOTE I (CONTINUED)

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control regardless of the satisfaction of the vesting requirements set forth above (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement).

     The Warrants will expire on the seventh anniversary of issuance.

     (4) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC, an affiliate of Technology Investors Group, Inc. ("TIG"). The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2000, consulting expense in connection with the agreement was $20,000

     (5) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (3).

               DualStar Technologies Corporation and Subsidiaries

NOTE I (CONTINUED)

     (6) At June 30, 2000, the Company had loans to three officers in the amounts of $171,000, $60,000 and $50,000, respectively.

         (a) The $171,000 loan was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by the officer in the prior periods and a promissory note was signed by the officer for the remaining loan balance of $96,000. The note bears interest rate of 7.75% per annum and is due in August 2003. In addition, the officer provided all stock options granted to the officer by the Company as the collateral and security of the note.

         (b) The $60,000 loan is due on demand, with an unstated interest rate.

         (c) The $50,000 loan was originally due in February 2000 and bore an interest rate of 7.75% per annum. The loan and unpaid interest was repaid in full in August 2000.

     (7) ParaComm, Inc. purchases various marketing and business consulting services from two companies, which ParaComm's president holds equity interests. For the period from May 11, 2000, the date the Company acquired ParaComm, to June 30, 2000, approximately $12,000 of expense was incurred for the services provided by these two companies.

     (8) On October 26, 1999, CMA borrowed $1 million from TIG. The loan was evidenced by a promissory note made by CMA in favor of TIG, providing for interest at a per annum rate of 10% and a maturity date of December 15, 1999. The loan was guaranteed by DualStar and collateralized by certain of DualStar's assets. The promissory note was paid in full in December 1999 from the proceeds of the Madeleine Bridge Loan.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE J (CONTINUED)

     The Company's discontinued operations perform construction contracts for, and extends credit to, private owners and general contractors located generally in the New York Tri-State area. The operations are directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 2000, revenue from two customers amounted to approximately 52% and 17% of total revenue of the discontinued operations, respectively. For the year ended June 30, 1999, revenue from three customers amounted to approximately 21%, 21% and 14% of total revenue of the discontinued operations, respectively. For the year ended June 30, 1998, revenue from three customers amounted to approximately 26%, 12% and 11% of total revenue of the discontinued operations, respectively.

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

     In general, the options have a term of ten years from the date of grant and vest over two to five years, and the exercise price of each option is higher than the market price of the Company's stock on the date of grant.

     Pursuant to certain officers' employment agreements, such officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if Company pretax earning criteria are met. Through June 30, 2000, none of the pre-determined criteria were met and no stock options were granted to the officers based on the criteria.

     Effective July 1, 1996, the Company adopted the provisions of Statement No. 123, Accounting for Stock-Based Compensation. As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for the plan under the fair value method of SFAS
     123. Had compensation cost of the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share would have been:

               DualStar Technologies Corporation and Subsidiaries

NOTE K (CONTINUED)

                                                                       2000                1999              1998
                                                                   -------------       -----------       --------
     Net income (loss)                       As reported            $(8,650,818)        $1,322,248        $555,846
                                             Pro forma             $(11,027,353)        $1,322,248        $271,596

     Basic and diluted (loss) income         As reported               $(0.68)             $0.15             $0.06
        Per share                            Pro forma                  $0.81              $0.15             $0.03


     This pro forma impact only takes into account options granted since July 1, 1994 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2000: risk-free interest rate of approximately 6.56%, expected life of seven years, volatility of 110% and no dividend yield.

     A summary of information relative to the Company's stock option plan follows:

                                                                                       Weighted
                                                               Number of Shares      Average Price
                                                               ----------------      -------------
      Outstanding at June 30, 1997 and 1998                      2,072,000                $0.94
      Forfeited as of June 30, 1999                               (396,000)               $0.75
                                                               ----------------
      Outstanding at June 30, 1999                               1,676,000                $0.99
      Granted in fiscal 2000 net of  grants subject to           1,824,000                $5.41
                                                               ----------------
      Outstanding at June 30, 2000                               3,500,000                $3.29
                                                               ================

               DualStar Technologies Corporation and Subsidiaries

NOTE K (CONTINUED)

     The Plan provides for 3,500,000 shares of Company common stock to be reserved and available for distribution as grants under the Plan. On February 18, 2000, subject to stockholder approval, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares reserved and available for distribution as awards under the Plan from 3,500,000 to 6,000,000. The Company anticipates seeking such stockholder approval at the next annual meeting of its stockholders. Options granted in excess of the number of shares of Company common stock currently authorized by the Company's stockholders as being reserved and available for distribution as awards under the Plan and identified above are subject to such stockholder approval. At June 30, 2000, 1,282,500 options with exercise prices ranging from $5.25 to $7.06 have been granted subject to stockholder approval of the amendment of the Plan. To the extent that such stockholder approval is not obtained, the Company has agreed to provide certain officers with the same economic benefit as would have been provided by the options.

     In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the current period. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and general and administrative expenses were increased by $637,428.

     The following information applies to options outstanding and exercisable at June 30, 2000:

    RANGE OF                            WEIGHTED-AVERAGE
    EXERCISE            NUMBER        REMAINING CONTRACTUAL     WEIGHTED-AVERAGE
    PRICES           OUTSTANDING          LIFE (YEARS)           EXERCISE PRICE

    $0.75           1,499,000                  7.0                     $0.75
    $3.00              177,000                 4.4                     $3.00
    $4.00              826,500                 8.1                     $4.00
    $5.00-$10.25       997,500                 9.4                     $6.58
                   ------------
                    3,500,000
                   ============

               DualStar Technologies Corporation and Subsidiaries

NOTE K (CONTINUED)

    RANGE OF
    EXERCISE            NUMBER            WEIGHTED-AVERAGE
    PRICES           EXERCISABLE           EXERCISE PRICE

     $0.75             1,499,000               $0.75
     $3.00                177,000              $3.00
     $4.00                213,300              $4.00
     $5.00-$10.25         367,500              $6.91
                    -------------
                       2,256,800
                    =============


     In July 2000, subject to stockholder approval of the amendment of the Plan, the Company's Board of Directors granted an additional 806,000 options to various employees. These options vest over 3 years and have an option exercise price of $5.25.

NOTE L - EMPLOYEE BENEFIT PLAN

     In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 2000, 1999 and 1998, the Company made no contribution to the plan.

NOTE M - SEGMENT INFORMATION

     Other than the mechanical and electrical contracting business segment, which is now reported as discontinued operations (see Note J), the Company has the following two reportable segments: communications and automated temperature controls. The communications segment primarily installs communication systems and provides telephone, Internet, television and other services to buildings. The automated temperature controls segment, which was previously included in the construction segment, primarily installs automated temperature controls systems to buildings in the New York Tri-State area.

               DualStar Technologies Corporation and Subsidiaries

NOTE M (CONTINUED)

     The accounting policies used to develop segment information correspond to those disclosed in these financial statements (see Note A). The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). The communications segment loss for the year ended March 31, 2000 includes the $637,428 charge for stock options granted in March, 2000 which were granted with an exercise price lower than the closing price of the Company stock, as reported by Nasdaq, on the dates on which such options were granted. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

                                                                                    AUTOMATED
                                                                                   TEMPERATURE
                REPORTABLE SEGMENT INFORMATION             COMMUNICATIONS            CONTROLS             TOTALS
-----------------------------------------------------------------------------------------------------------------------
                          FISCAL 2000
     Revenues from external customers                          $2,029,434            $1,999,843          $4,029,277
     Intersegment revenues                                          5,000                                     113,450
     Revenues from discontinued operations                         25,000             1,202,622           1,227,622
     Depreciation and amortization                               567,201                 110,612             677,813
     Interest expense                                              21,610                 16,149              37,759
     Segment profit (loss)                                    (5,028,990)                224,086         (4,804,814)
     Segment assets                                            7,729,240              1,116,237            8,845,477
     Expenditure for segment assets                              955,494                 20,590             976,084

                          FISCAL 1999
     Revenues from external customers                          $2,204,642            $2,600,917         $4,805,559
     Intersegment revenues                                         20,000                      -             20,000
     Revenues from discontinued operations                         35,000             1,392,995          1,427,995
     Depreciation and amortization                               154,070                 35,370            189,440
     Interest expense                                              86,857                24,999            111,856
     Segment profit (loss)                                       (813,573)               265,651          (547,922)
     Segment assets                                            3,639,734                 687,515          4,327,249
     Expenditure for segment assets                              248,102                                   248,102

               DualStar Technologies Corporation and Subsidiaries

NOTE M (CONTINUED)

                                                                                    AUTOMATED
                                                                                   TEMPERATURE
                REPORTABLE SEGMENT INFORMATION             COMMUNICATIONS            CONTROLS             TOTALS
-----------------------------------------------------------------------------------------------------------------------
                          FISCAL 1998

     Revenues from external customers                         $1,490,619            $2,562,182         $4,052,801
     Intersegment revenues                                        20,000                                      20,000
     Revenues from discontinued operations                        30,098             1,258,293          1,288,391
     Depreciation and amortization                              121,566                 34,174             155,740
     Interest expense                                             20,745                 5,940               26,685
     Segment loss                                            (1,003,852)               (251,595)       (1,255,447)
     Segment assets                                           3,075,150              1,636,015           4,711,165
     Expenditure for segment assets                             897,379                                     897,379

               RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                                        FISCAL
                                                               -------------------------------------------------------
                                                                       2000              1999             1998
                                                                       ----              ----             ----
          REVENUES
     Revenues from external customers                              $4,029,277         $4,805,559       $4,052,801
     Revenues from discontinued operations                          1,227,622          1,427,995        1,288,391
                                                               -------------------------------------------------------
     Total consolidated revenues                                   $5,256,899         $6,233,554       $5,341,192
                                                               =======================================================
          LOSS

     Total loss for reportable segments                           $(4,804,814)         $(547,922)     $(1,255,447)
     Unallocated amounts:
       Corporate                                                   (2,162,748)          (306,274)         (69,833)
                                                               -------------------------------------------------------
     Total consolidated loss  from continuing operations          $(6,967,652)         $(854,196)     $(1,325,280)
                                                               =======================================================

               DualStar Technologies Corporation and Subsidiaries

NOTE M (CONTINUED)

                        RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                                                 FISCAL
                                                                                  ----------------------------------
                                                                                         2000             1999
                                                                                         ----             ----
          ASSETS
     Total assets for reportable segments                                            $8,845,477       $4,711,165
     Elimination of intersegment profits on capitalized assets                         (257,300)        (257,300)
     Net assets of discontinued operations                                           11,738,852        5,874,748
     Unallocated amounts:
       Corporate                                                                     17,053,383        2,808,274
                                                                                  ----------------------------------
     Total consolidated assets                                                      $37,380,412      $13,136,887
                                                                                  ==================================
          OTHER SIGNIFICANT ITEMS:

                                                                                       INTERSEGMENT
                                                    SEGMENT                               PROFITS       CONSOLIDATED
                                                    TOTALS           CORPORATE         ELIMINATION         TOTALS
                                                  -------------------------------------------------------------------
                    FISCAL 2000
     Depreciation and amortization                   $677,813         $187,800                   -       $865,613
     Interest expense                                   37,759          703,844                  -         741,603
     Expenditure for segment assets                   976,084                 -                            976,084
                    FISCAL 1999
     Depreciation and amortization                    189,440          163,175                   -         352,615
     Interest expense                                 111,856          267,244                -            379,100
     Expenditure for segment assets                   248,102            39,954           (30,391)         257,665
                    FISCAL 1998
     Depreciation and amortization                     155,740         149,350                 -           305,090
     Interest expense                                    26,685          82,374                -           109,059
     Expenditure for segment assets                    897,379           9,894           (84,380)          822,893

               DualStar Technologies Corporation and Subsidiaries

NOTE N - EMPLOYMENT AGREEMENTS

     (1) The Company has entered into employment agreements with three executives of the Company that expire in August 2003. The agreements are for annual base salaries ranging from $235,000 to $275,000. The agreements provide, among other things, for participation in an equitable manner of any profit sharing or retirement plan for employees or executives of the Company. There are certain guaranteed bonuses with maximum amounts to be based upon performance objectives that are determined by the Company's Board of Directors and Compensation Committee.

     Pursuant to the employment agreements, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to certain liabilities for liquidation damages, as defined in the agreements.

     (2) The Company has entered into an employment agreement with another executive of the Company that provides for annual base salary of $220,000 plus a bonus up to 50% of the annual base salary based upon certain performance targets as defined in the agreement. In addition, the executive will be entitled to severance in the amount of two times the then annual base salary if the executive is terminated by the Company without cause.

     (3) The Company has entered into employment agreements with two executive of the Company's electrical contracting subsidiary that provide for annual base salary of $260,000 each. In addition, the agreements provide for performance bonuses equal to 10% of the subsidiary's net income before taxes. The executives will be entitled to severance in the amount of their annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements.

     (4) In connection with enhancing DualStar's communications business, DCI has entered into employment agreements with seven officers of DCI. The agreements are for annual base salaries ranging from $200,000 to $250,000. In addition to the annual base salaries, each of the DCI executives are eligible for bonuses of 40% to 50% of the annual base salaries upon achievement of specified targets, as defined in the agreements. The officers will be entitled to severance in the amount of their the annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements.

               DualStar Technologies Corporation and Subsidiaries

NOTE O - DISCONTINUED OPERATIONS

     In connection the proposed sale of the Company's electrical and mechanical contracting subsidiaries to M/E (see Note A), the electrical and mechanical contracting operations are reflected as discontinued operations for all periods presented. Accordingly, the net assets of the contracting subsidiaries have been segregated from the net assets of continuing operations in the accompanying consolidated balance sheets and their operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

     Summary financial information of the discontinued operations are as follows:

                                                     FISCAL
                                ------------------------------------------------
                                     2000             1999              1998
                                     ----             ----              ----

       Revenues                 $82,052,614     $86,416,024       $88,939,108
       Gross profit               5,440,285       9,016,418         8,086,392
       Net (loss) income         (1,383,166)      2,176,444         1,881,126
       Current assets            32,455,476      30,591,714
       Total assets              33,058,850      31,332,448
       Current liabilities       21,319,998      25,457,700


     Current assets and current liabilities of the discontinued operations consist mainly of contracts receivable and trade accounts payable, respectively.

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

               DualStar Technologies Corporation and Subsidiaries

NOTE P - ACQUISTION

     On May 11, 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. ParaComm was incorporated in July 1999 and is a private cable operating company based in Clermont, Florida, providing video entertainment services to MDU communities in Texas, Florida and Colorado. The acquisition has been accounted for as a purchase and ParaComm's financial results for the period from May 11 to June 30, 2000 have been included in the accompanying financial statements. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional-paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase, the Company allocated the excess to subscriber list, access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively. Subscriber list, capitalized access rights and goodwill are being amortized on a straight-line basis over three, five and ten years, respectively.

     The following unaudited pro forma consolidated results of continuing operations assume that the purchase occurred on July 1, 1999:

                                         Year Ended
                                        June 30, 2000
                                      -----------------
        Revenues                         $5,478,534
        Loss                              7,712,805
        Loss per share                       $(0.57)

               DualStar Technologies Corporation and Subsidiaries

NOTE Q - SUBSEQUENT EVENTS

     Effective July 28, 2000, DCI entered into an equipment/software Master Purchase and License Agreement (MPLA) to a supplier who will provide the primary components for DCI's network infrastructure. The term of the MPLA is three (3) years during which a minimum purchase commitment of $30 million must be met. There are related agreements with the same supplier for installation and support services. Payments made under these related agreements are included in calculating the satisfaction of the minimum purchase commitment. DCI's obligation to meet the minimum commitment is expressly contingent on obtaining vendor supported financing and if such financing is not obtained by January 1, 2001, either party may terminate the MPLA. DCI may early terminate, without further payment obligation, for vendor failure to meet the agreed service/availability levels or delivery requirements. The related installation and support services agreements can also be terminated by DCI if the master agreement is terminated.

     In conjunction with its intention to expand its communications business, in August 2000, DCI has been selected by Casden Properties, Inc., an affiliate of Blackacre, to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties.

     In August 2000, DCI has also executed an agreement to pursue the broadband access rights and existing service contracts to 50 properties containing approximately 12,000 units in the Houston, Texas market

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DUALSTAR TECHNOLOGIES CORPORATION


                                       By /s/ GREGORY CUNEO
                                          --------------------------------------
                                          Gregory Cuneo
                                          President and
                                             Chief Executive Officer

Dated: September 28, 2000

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                          Title                                            Date
---------                          -----                                            ----
 /s/ GREGORY CUNEO             President and Chief                           September 28, 2000
-----------------------        Executive Officer
Gregory Cuneo


 /s/ ROBERT J. BIRNBACH        Executive Vice President, Chief               September 28, 2000
-----------------------        Financial Officer [Principal Financial
Robert J. Birnbach             Officer]



 /s/ JOSEPH C. CHAN            Vice President and Chief                      September 28, 2000
-----------------------        Accounting Officer [Principal
Joseph C. Chan                 Accounting Officer]



 /s/ RAYMOND L. STEELE         Director                                      September 28, 2000
-----------------------
Raymond L. Steele


/s/ JARED E. ABBRUZZESE        Director and Chairman                         September 28, 2000
-----------------------            of the Board
Jared E. Abbruzzese

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   EXHIBITS TO

                                    FORM 10-K


                         Commission file number 0-25552

                        DUALSTAR TECHNOLOGIES CORPORATION
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

For the Fiscal Year Ended June 30, 2000


            Delaware                                        13-3776834
 ---------------------------------                       -------------------
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                       Identification No.)


                    One Park Avenue, New York, New York 10016
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (718) 340-6655
                                 --------------
              (Registrant's telephone number, including area code)

NUMBER  TITLE
------  -----

2.1 Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant, Cerberus Capital Management, L.P. and Blackacre Capital Management, L.L.C.(1)
2.2 Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E Contracting Corp.(1)
2.3 Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI Acquisition Co. and ParaComm, Inc.(1)
3.1    Certificate of Incorporation, filed June 14, 1994, as restated. (2)
3.2    Amended and Restated By-Laws. (1)
4.1    Specimen Copy of Common Stock Certificate. (1)
4.2    DualStar Technologies Corporation 1994 Stock Option Plan, as amended. (2)
4.3 Amendment to DualStar Technologies Corporation 1994 Stock Option Plan, as amended.
10.1 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (2)
10.2 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (2)
10.3 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (2)
10.4 Employment Agreement between the Registrant and Robert J. Birnbach dated June 7, 2000.
10.5   Employment Agreement between the Registrant and Nicholas Ahel dated
       June 1, 2000.
10.6   Employment Agreement between the Registrant and Barry Halpern dated
       June 1, 2000.
10.7 Employment Agreement between DualStar Communications, Inc. and Jill Thoerle dated March 1, 2000.(1)
10.8   Employment Agreement between DualStar Communications, Inc. and Peter
       Sach dated March 17, 2000.
10.9 Secured Promissory Note and Security Agreement between the Registrant and Technology Investors Group, LLC, dated July 24, 1998.(3)
10.10 Non-Negotiable, Non-Transferable Subordinated, Convertible Promissory Note, dated November 25, 1998.(4)
10.11 Note Purchase Agreement, dated as of November 25, 1998, relating to the purchase of a subordinated convertible note.(4)
10.12 Registration Rights Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(4)
10.13 Stockholders' Agreement, dated as of November 25, 1998, relating to the purchase and sale of the subordinated convertible note.(4)
10.14 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty
       Insurance Underwriters, Inc.
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne.
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC.
10.17 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.
10.18 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC
21.1   Subsidiaries of the Registrant.
23.1   Consent of Grant Thornton LLP.
27.1   Financial Data Schedule (electronic filings only).

------------------

(1) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.
(2) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.
(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the fiscal year ended June 30, 1998.
(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 1998.



                                      (ii)