Form 10-K/A
period 2000-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2000-09-29
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                       AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13, OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                       DUALSTAR TECHNOLOGIES CORPORATION

                                 AMENDMENT NO.1

     The undersigned registrant hereby amends Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K contained in the registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 to correct certain typographical errors contained primarily in the Consolidated Statements of Cash Flows and Note M - "Segment Information."

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DUALSTAR TECHNOLOGIES CORPORATION

                                    By: /s/ Robert J. Birnbach
                                        ---------------------------------------
                                        Robert J. Birnbach
                                        Executive Vice President, Chief
                                        Financial Officer and Secretary


DATE: September 28, 2000

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

               DualStar Technologies Corporation and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 2000, 1999 and 1998

                                             Common Stock            Additional
                                                                       paid-in         Accumulated       Deferred
                                        Shares         Amount          Capital            Deficit      Compensation       Total
                                        ------         ------          -------            -------      ------------       -----
Balance - June 30, 1997                9,000,000        $90,000      $14,995,836     $(10,274,513)             -         $4,811,323

Net income for the year
 ended June 30, 1998                           -              -                -          555,846              -            555,846
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 1998                9,000,000         90,000       14,995,836       (9,718,667)             -          5,367,169

Net income for the year
 ended June 30, 1999                           -              -                -        1,322,248              -          1,322,248
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 1999                9,000,000         90,000       14,995,836       (8,396,419)             -          6,689,417

Net loss for the year
 ended June 30, 2000                           -              -                -       (8,650,818)             -         (8,650,818)
Exercise of Class A warrants           4,510,571         45,106       17,997,178                -              -         18,042,284
Exercise of Underwriter unit option      400,000          4,000        2,306,000                -              -          2,310,000
Conversion of convertible note         1,791,000         17,910        2,455,419                -              -          2,473,329
Costs in connection with
  conversion of convertible note               -              -          (21,824)               -              -            (21,824)
Issuance of common stock and
  warrants in connection with
  purchase of ParaComm, Inc.             774,997          7,750        3,117,513                -              -          3,125,263
Issuance of compensatory
 stock options                                 -              -        1,763,428                -      $(1,126,000)         637,428
                                      ----------------------------------------------------------------------------------------------
Balance - June 30, 2000               16,476,568       $164,766      $42,613,550     $(17,047,237)     $(1,126,000)       24,605,079
                                      ==============================================================================================


The accompanying notes are an integral part of this statement.

               DualStar Technologies Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                               2000                 1999                1998
                                                                           -------------        -------------       --------
Cash flows from operating activities of continuing operations:
  Net loss                                                                  $(7,267,652)         $  (854,196)         $(1,325,280)
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities
     Depreciation and amortization                                              865,613              352,615              305,090
     Deferred income taxes                                                            -             (650,000)                   -
     Accrued interest converted to common stock                                 124,385                    -                    -
     Impairment of fixed assets                                                 300,000                    -                    -
     Amortization of deferred compensation                                      637,428                    -                    -
        (Increase) decrease in assets, net of assets acquired
            Accounts receivable                                                (264,708)              55,781             (771,645)
            Prepaid expenses and other current assets                           (43,054)            (308,935)             148,554
            Other assets                                                       (606,395)              (3,000)              (3,765)
         Increase (decrease) in liabilities, net of liabilities assumed
           Accounts payable                                                    (534,188)             526,467              242,344
           Accrued expenses and other current liabilities                     1,366,124           (1,384,040)             548,842
                                                                          ----------------------------------------------------------
Net cash (used in) provided by operating activities of continuing
operations                                                                   (5,422,447)          (2,265,308)             760,826
                                                                          ----------------------------------------------------------
Net cash (used in) provided by operating activities of discontinued
operations                                                                   (6,699,869)          (1,596,830)             447,516
                                                                          ----------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                      (1,020,434)            (265,851)            (868,486)
   ParaComm, Inc.'s cash at purchase date                                       264,853                    -                    -
   Costs in connection with purchase of ParaComm, Inc.                          (54,984)                   -                    -
                                                                          ----------------------------------------------------------
    Net cash used in investing activities                                     $(810,565)           $(265,851)           $(868,486)
                                                                          ----------------------------------------------------------

               DualStar Technologies Corporation and Subsidiaries

                              Years ended June 30,

                                                                               2000                 1999                1998
                                                                           -------------        -------------       --------
Cash flows from financing activities
   Exercise of Class A warrants and underwriter unit option                  $20,352,285                    -                   -
   Proceeds from promissory note payable                                       7,000,000                    -                   -
   Net proceeds from refinancing of mortgage payable                             996,250                    -                   -
   Principal payments of loan and lease payables                              (1,150,431)             (95,494)            (52,993)
   Principal payment of mortgage payable                                         (27,084)             (48,750)            (41,250)
   Costs in connection with conversion of convertible note                       (21,824)                   -                   -
   Proceeds from subordinated convertible note                                         -            2,500,000                   -
   Proceeds from subordinated note                                                     -            1,000,000                   -
                                                                          ----------------------------------------------------------
   Net cash provided by (used in) financing activities                        27,149,196            3,355,756             (94,243)
                                                                          ----------------------------------------------------------
Net increase (decrease) in cash                                               14,216,315             (772,233)            245,613

Cash of continuing operations at beginning of year                               110,003               34,224             190,534
Cash of discontinued operations at beginning of year                             473,992            1,322,004             920,081
                                                                          ----------------------------------------------------------
Cash and cash equivalents at end of year                                     $14,800,310             $583,995          $1,356,228
                                                                          ==========================================================
Cash and cash equivalents of continuing operations at end of year            $13,823,267             $110,003             $34,224
Cash of discontinued operations at end of year                                   977,043              473,992           1,322,004
                                                                          ----------------------------------------------------------
Total cash and cash equivalents at end of year                               $14,800,310             $583,995          $1,356,228
                                                                          ==========================================================
Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                  $719,449             $330,757            $123,937
      Income taxes                                                                87,986               14,910              18,594

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

               DualStar Technologies Corporation and Subsidiaries

NOTE E (CONTINUED)

         At June 30, 2000, principal payments under the mortgage loan are as follows:

                   2001                               $  21,968
                   2002                                  24,000
                   2003                                  26,000
                   2004                                  29,000
                   2005                               1,636,948
                                                   -----------------
                                                      1,737,916
                   Less current portion                 (21,968)
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

                                                                                    AUTOMATED
                                                                                   TEMPERATURE
                REPORTABLE SEGMENT INFORMATION             COMMUNICATIONS            CONTROLS             TOTALS
-----------------------------------------------------------------------------------------------------------------------
                          FISCAL 2000
     Revenues from external customers                          $2,029,434            $1,999,843          $4,029,277
     Intersegment revenues                                          5,000               108,450             113,450
     Revenues from discontinued operations                         25,000             1,202,622           1,227,622
     Depreciation and amortization                                567,201               110,612             677,813
     Interest expense                                              21,610                16,149              37,759
     Segment profit (loss)                                     (5,028,990)              224,086          (4,804,814)
     Segment assets                                             7,729,240             1,116,237           8,845,477
     Expenditure for segment assets                               955,494                20,590             976,084

                          FISCAL 1999
     Revenues from external customers                          $2,204,642            $2,600,917          $4,805,559
     Intersegment revenues                                         20,000                     -              20,000
     Revenues from discontinued operations                         35,000             1,392,995           1,427,995
     Depreciation and amortization                                154,070                35,370             189,440
     Interest expense                                              86,857                24,999             111,856
     Segment profit (loss)                                       (813,573)              265,651            (547,922)
     Segment assets                                             3,639,734               687,515           4,327,249
     Expenditure for segment assets                               248,102                                   248,102

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