Form 10-Q
period 2000-09-30
DUALSTAR TECHNOLOGIES CORP
filed 2000-11-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2000.
                                                    Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _______________ to _______________.

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

    COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF NOVEMBER 9, 2000
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - September 30, 2000 and June 30,
           2000

        Condensed consolidated statements of operations - Three months ended
           September 30, 2000 and 1999

        Condensed consolidated statements of cash flows - Three months ended
           September 30, 2000 and 1999

        Notes to condensed consolidated financial statements - September 30,
           2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30,      JUNE 30,
                                                     2000             2000
                                                --------------   --------------
                                                  (UNAUDITED)

                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                      $8,147,063      $13,823,267
   Accounts receivable, net                        1,974,661        1,427,856
   Net assets of discontinued operations          12,836,764       11,738,852
   Deferred tax asset - current                      178,000          178,000
   Prepaid expenses and other current assets         485,758          393,287
                                                --------------   --------------
TOTAL CURRENT ASSETS                              23,622,246       27,561,262

PROPERTY AND EQUIPMENT, NET                        5,687,956        5,210,383

OTHER ASSETS:
   Deferred tax asset - long-term                  1,574,000        1,574,000
   Intangible assets, net                          2,120,061        2,056,036
   Other                                             646,808          678,731
                                                --------------   --------------
TOTAL ASSETS                                     $33,651,071      $37,080,412
                                                ==============   ==============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    SEPTEMBER 30,    JUNE 30,
                                                        2000           2000
                                                   --------------  -------------
                                                    (UNAUDITED)

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                 $1,122,424    $  1,111,377
    Promissory note payable                           7,000,000       7,000,000
    Accrued expenses and other current liabilities    2,379,116       2,442,896
                                                   --------------  -------------
TOTAL CURRENT LIABILITIES                            10,501,540      10,554,273

Mortgage payable - net of current portion             1,710,595       1,715,948
Other liabilities                                       166,588         205,112
                                                   --------------  -------------
TOTAL LIABILITIES                                    12,378,723      12,475,333
                                                   --------------  -------------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                        164,988         164,766
    Additional paid-in capital                       42,688,138      42,613,550
    Accumulated deficit                             (20,454,778)    (17,047,237)
    Deferred compensation                            (1,126,000)     (1,126,000)
                                                   --------------  -------------
TOTAL SHAREHOLDERS' EQUITY                           21,272,348      24,605,079
                                                   --------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $33,651,071     $37,080,412
                                                   ==============  =============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                      2000             1999
                                                 -------------    --------------

Revenues                                           $1,848,962       $1,823,753
                                                 -------------    --------------

Operating expenses:
  Cost of revenues                                  1,189,381        1,367,959
  General and administrative expenses               3,888,160          717,791
  Depreciation and amortization                       381,837           87,026
                                                 -------------    --------------

Total operating expenses                            5,459,378        2,172,776
                                                 -------------    --------------

Operating loss                                     (3,610,416)        (349,023)
                                                 -------------    --------------

Interest (income) expense:
  Interest income                                    (212,292)               -
  Interest expense                                    242,084           95,173
                                                 -------------    --------------

Interest expense - net                                 29,792           95,173
                                                 -------------    --------------

Loss from continuing operations                    (3,640,208)        (444,196)

Income from discontinued operations                   232,667          649,478
                                                 -------------    --------------

Net (loss) income                                 $(3,407,541)        $205,282
                                                 =============    ==============

Basic and diluted (loss) income per share:
  Continuing operations                                $(0.22)          $(0.04)
  Discontinued operations                                0.01             0.06
                                                 =============    ==============
  Total                                                $(0.21)          $ 0.02
                                                 =============    ==============

  Weighted average shares outstanding              16,485,303       10,791,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                 2000               1999
                                                                            ---------------    --------------
Net cash used in operating activities of continuing operations               $(3,968,552)         $(380,336)
                                                                            ---------------    --------------

Net cash (used in) provided by operating activities of discontinued
  operations                                                                    (286,942)         1,561,669
                                                                            ---------------    --------------

Cash flows from investing activities:
     Acquisition of property and equipment                                      (798,954)          (135,957)
                                                                            ---------------    --------------
Net cash used in investing activities                                           (798,954)          (135,957)
                                                                            ---------------    --------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                              (4,640)           (17,293)
     Principal payments on mortgage                                              (38,813)           (11,250)
                                                                            ---------------    --------------
Net cash used in financing activities                                            (43,453)           (28,543)
                                                                            ---------------    --------------

Net (decrease) increase in cash and cash equivalents                          (5,097,901)         1,016,833
Cash and cash equivalents of continuing operations at beginning of period     13,823,267            473,992
Cash of discontinued operations at beginning of period                           977,043            110,003
                                                                            ---------------    --------------
Cash and cash equivalents at end of period                                    $9,702,409         $1,600,828
                                                                            ===============    ==============

Cash and cash equivalents of continuing operations at end of period           $8,147,063             66,561
Cash of discontinued operations at end of period                               1,555,346          1,534,267
                                                                            ---------------------------------
Total cash and cash equivalents at end of period                              $9,702,409         $1,600,828
                                                                            =================================

NON-CASH TRANSACTION:
(1) In connection with the Casden agreement in exchange for access rights, the Company issued 22,231 shares of Company common stock and warrants to purchase 876 shares of Company common stock in August and September 2000. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $222 and additional paid-in capital was increased by $74,589.

(2) In July 1999, Technology Investors Group, LLC ("TIG") converted the $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of Company common stock at the conversion price of $1.40 per share. In addition, the Company issued a one-year term note for approximately $110,000 to TIG for the balance of the unpaid interest that was not converted into common stock. In connection with this transaction, the Company incurred costs of $41,471 which has been charged to additional paid-in capital. Accordingly, the Company's common stock was increased by $17,910 and additional paid-in capital by $2,455,418.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) communications businesses; and (b) construction-related businesses. In light of significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar has begun to pursue its communications business plan more aggressively. Specifically, DualStar seeks to become principally an access provider of broadband communications services to residential and commercial properties. The DualStar board of directors believes that future prospects of the Company are highly dependent on the rapid expansion of its communications business. This expansion requires significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. In connection with DualStar's communications focus, the DualStar board of directors has determined to divest most of DualStar's construction-related businesses, and has entered into that certain Stock Purchase Agreement dated as of March 28, 2000 with M/E Contracting Corp.

Accordingly, the financial position of such businesses as of September 30, and June 30, 2000, and their financial results and cash flows for the three months ended September 30 2000 and 1999 are presented as the discontinued operations in the accompanying unaudited condensed consolidated financial statements. In addition, certain reclassifications have been made to prior period amounts to conform to the September 30, 2000 presentation.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three months ended September 30, 2000 and 1999, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

NOTE C - CONTINGENCIES

(1) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA") filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE C (CONTINUED)

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

On June 1, 2000, Triangle's Chapter 7 trustee commenced a lawsuit in the Bankruptcy Court against CMA and its bonding company and claimed CMA was indebted to Triangle in the amount of $411,002 based upon worked performed by Triangle on one of the Subcontractor Projects. A motion to dismiss, or abstain from exercising jurisdiction over, the complaint has been filed by CMA and is pending before the Court. For the reasons discussed above, the Company can make no assurances that CMA will prevail in the litigation commenced by the Triangle's Chapter 7 trustee.

(2) The Company and Trident Mechanical Systems, Inc. ("Trident"), a dormant, wholly owned subsidiary of the Company, are defendants in a lawsuit filed in January 2000. The plaintiff is seeking in excess of $30,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as currently constituted, exceeds the Company's general as well as umbrella liability policy limits in the aggregate. However, management believes that the Company and Trident are not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.

(3) On September 29, 1997, Centrifugal Associates, Inc. ("Centrifugal") filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE C (CONTINUED)

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

(4) In the ordinary course of business, the Company is involved in claims, generally concerning personal injuries and other matters, which the Company refers to its insurance carriers. The Company believes the claims are covered under its general and umbrella liability policies. No provision for loss in excess of the insurance coverage have been made in the accompanying financial statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE D - STOCK OPTION PLAN

The Plan provides for 3,500,000 shares of Company common stock to be reserved and available for distribution as grants under the Plan. On February 18, 2000, subject to stockholder approval, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares reserved and available for distribution as awards under the Plan from 3,500,000 to 6,000,000. The Company anticipates seeking such stockholder approval at the next annual meeting of its stockholders. Options granted in excess of the number of shares of Company common stock currently authorized by the Company's stockholders as being reserved and available for distribution as awards under the Plan and identified above are subject to such stockholder approval. At September 30, 2000, 2,406,475 options with exercise prices ranging from $4.50 to $7.06 have been granted subject to stockholder approval of the amendment of the Plan. To the extent that such stockholder approval is not obtained, the Company has agreed to provide certain officers with the same economic benefit as would have been provided by the options.

NOTE E - SEGMENT INFORMATION

Other than the mechanical and electrical contracting business segment, which is now reported as discontinued operations, the Company has the following two reportable segments: communications and automated temperature controls. The communications segment primarily installs communication systems and provides telephone, Internet, television and other services to buildings. The automated temperature controls segment primarily installs automated temperature controls systems to buildings in the New York Tri-State area.

The accounting policies used to develop segment information correspond to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

                            DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                               (UNAUDITED)

                                            SEPTEMBER 30, 2000

NOTE E (CONTINUED)

                                                                      AUTOMATED TEMPERATURE
      REPORTABLE SEGMENT INFORMATION             COMMUNICATIONS             CONTROLS                  TOTALS
----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers                    $968,555                 $623,916               $1,592,471
Revenues from discontinued operations                  5,000                  251,491                  256,491
Segment (loss) profit                             (3,044,212)                 156,438               (2,887,774)
Segment assets at September 30, 2000               8,495,106                1,283,432                9,778,538

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers                    $560,572                 $606,278               $1,166,850
Revenues from discontinued operations                  7,500                  649,403                  656,903
Segment (loss) profit                               (388,817)                 144,489                 (244,328)
Segment assets at June 30, 2000                    7,729,240                1,116,237                8,845,477

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                           FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                           -----------------------------------------
                                                                  2000                 1999
                                                                  ----                 ----
     LOSS
Total loss for reportable segments                             $(2,887,774)          $(244,328)
Unallocated amounts:
  Corporate                                                       (752,434)           (199,868)
                                                           -----------------------------------------
Total consolidated loss from continuing operations             $(3,640,208)          $(444,196)
                                                           =========================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE F - DISCONTINUED OPERATIONS

In connection the proposed sale of the Company's electrical and mechanical contracting subsidiaries to M/E, the electrical and mechanical contracting operations are reflected as discontinued operations for all periods presented. Accordingly, the net assets of the contracting subsidiaries have been segregated from the net assets of continuing operations in the accompanying condensed consolidated balance sheets and their operating results are segregated from continuing operations and are reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows.

Summary financial information of the discontinued operations are as follows:

                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                            ----------------------------------------
                                 2000                   1999
                                 ----                   ----

       Revenues              $20,116,698            $23,075,018
       Net income                232,667                649,478

Current assets and current liabilities of the discontinued operations consist mainly of contracts receivable and trade accounts payable, respectively.

The Company is unable to reasonably and accurately project the profit or loss from the discontinued operations from the measurement date (March 8, 2000, the date the Board of Directors approved the plan to sell the electrical and HVAC contracting businesses) to the ultimate disposal date and the gain or loss on the sale of the discontinued operations. Accordingly, the operating results of the discontinued operations for all periods presented reflect only the actual results incurred

NOTE G - EMPLOYMENT AGREEMENT

In September 2000, in connection with enhancing DualStar's communications business, DualStar Communications, Inc. ("DCI") has entered into an employment agreement with an officer of DCI. The agreement is for annual base salary of $240,000. In addition to the annual base salary, the DCI executive is eligible for bonuses of 40% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer will be entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he is terminated as defined in the agreements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE H - PURCHASE AGREEMENT

Effective July 28, 2000, DCI entered into an equipment/software Master Purchase and License Agreement (MPLA) with Nokia who will provide the primary components for DCI's network infrastructure. The term of the MPLA is three (3) years during which a minimum purchase commitment of $30 million must be met. There are related agreements with Nokia for installation and support services. Payments made under these related agreements are included in calculating the satisfaction of the minimum purchase commitment. DCI's obligation to meet the minimum commitment is expressly contingent on obtaining vendor supported financing and if such financing is not obtained by January 1, 2001, either party may terminate the MPLA. The related installation and support services agreements can also be terminated by DCI if the MPLA is terminated.

NOTE I - ACCESS AGREEMENT

In August 2000, DualStar Communications, Inc. ("DCI"), a wholly owned subsidiary of DualStar, entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, DCI would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which DCI agrees to provide service. Under the agreement, DCI has rights to provide services to Casden properties but DCI is not obligated to do so. As of September 30, 2000 total shares and warrants issued under this agreement were 22,231 and 876 respectively.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 2000

NOTE J - SUBSEQUENT EVENTS

(1) On October 26, 2000, DCI, the Company's primary communications subsidiary, changed its name to OnTera, Inc. OnTera intends to transact business under "OnTera" and under the brand name "OnTera Broadband."

(2) On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"). The loan, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by the material subsidiaries of the Company, including OnTera, Inc. (formerly known as DualStar Communications, Inc.), which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share to Madeleine. A portion of the $12.5 million loan proceeds will be used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine. The remaining $5.5 million will be used to pay expenses of obtaining the loan and for the Company's working capital purposes.

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan result in such additional loan being available at Madeleine's sole discretion. If the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. There can be no assurance that the Company will be able to satisfy the conditions to obtaining the additional $7.5 million loan from Madeleine or that Madeleine will waive the conditions precedent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) communications businesses; and (b) construction-related businesses. In light of significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar has begun to pursue its communications business plan more aggressively. Specifically, DualStar seeks to become principally an access provider of broadband communications services to residential and commercial properties. The DualStar board of directors believes that future prospects of the Company are highly dependent on the rapid expansion of its communications business. This expansion requires significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. In connection with DualStar's communications focus, the DualStar board of directors has determined to divest most of DualStar's construction-related businesses, and has entered into that certain Stock Purchase Agreement dated as of March 28, 2000 with M/E Contracting Corp.

Accordingly, the financial position of such businesses as of September 30, and June 30, 2000, and their financial results and cash flows for the three months ended September 30 2000 and 1999 are presented as the discontinued operations in the accompanying condensed consolidated financial statements.

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to future operations of DualStar may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, without limitation, the execution of definitive documentation for, and consummation of the financing transaction with, Blackacre Capital Management L.L.C. and its affiliates, the ability of DualStar Communications, Inc., a wholly owned subsidiary of the Company, to implement its business plan, the ability of the Company to sell its discontinued operations, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors contained herein and in DualStar's other filings with the SEC. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates. Many of the factors are beyond the Company's ability to control or predict. In addition, such forward-looking statements are necessarily based on assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, readers of this Report are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances of the Company's continuing operations at September 30, and June 30, 2000 were approximately $8.1 million and $13.8 million, respectively. The Company's continuing operations used approximately $4.0 million of cash in the three months ended September 30, 2000 for operating activities. The net use of cash was primarily used to fund operating expenses associated with the expansion of the communications business.

In the three months ended September 30, 2000 and 1999, the Company acquired capital assets of approximately $0.8 million and $0.1 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide telephone, Internet, video and other services to the buildings' residents.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine.") The loan, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by the material subsidiaries of the Company, including OnTera, Inc. (formerly known as DualStar Communications, Inc.) which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share to Madeleine. A portion of the $12.5 million loan proceeds will be used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine. The remaining $5.5 million will be used to pay expenses of obtaining the loan and for the Company's working capital purposes.

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan result in such additional loans being available at Madeleine's sole discretion. If the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. There can be no assurance that the Company will be able to satisfy the conditions to obtaining the additional $7.5 million loan from Madeleine or that Madeleine will waive the conditions precedent.

The Company is in its initial stages of implementing its expansion of communications business. There can be no assurance that the Company will be able to implement this expansion as it is currently contemplated, or that the expansion, if successfully implemented, will be deployed in a commercially successful manner. Furthermore, the implementation of the expansion will require significant capital resources. There can be no assurance that the Company will be able to raise and provide the capital resources necessary to implement all or part of the expansion.

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

Recent developments

(1) In August 2000, DualStar Communications, Inc. ("DCI"), a wholly owned subsidiary of DualStar, entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, DCI would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which DCI agrees to provide service. Under the agreement, DCI has rights to provide services to Casden properties but DCI is not obligated to do so. As of September 30, 2000 total shares and warrants issued under this agreement were 22,231 and 876 respectively.

(2) On October 26, 2000, DCI, the Company's primary communications subsidiary, changed its name to OnTera, Inc. OnTera intends to transact business under "OnTera" and under the brand name "OnTera Broadband."

RESULTS OF OPERATIONS

Revenues from continuing operations increased by 1% in the three months ended September 30, 2000 from the comparable period of 1999. This revenue growth reflects an incremental growth in the Company's retail communications customer base including revenue from ParaComm's video operation, which was acquired in May 2000.

Cost of revenues decreased $0.2 million in the three months ended September 30, 2000 to $1.2 million from the comparable period in 1999. The decrease was due primarily to a decrease in payroll and related costs of the automated temperature control business. General and administrative expenses increased $3.2 million in the three months ended September 30, 2000 to $3.9 million from the comparable period of 1999. The increase in general and administrative expenses was due to increased costs associated with the expansion of the communications business, and included a $2.0 million increase in payroll and related costs and a $0.6 million increase in professional services.

Depreciation and amortization increased $0.3 million in the three months ended September 30, 2000 to $0.4 million from the comparable period of 1999. The increase was primarily due to additional property and equipment and infrastructure costs acquired during the current and prior fiscal years.

Interest income was $0.2 million in the three months ended September 30, 2000 and was insignificant in the comparable period of 1999. The increase was due to investment of the Company's excess cash in an institutional money-market mutual fund in the current period.

Interest expense increased $0.1 million in the three months ended September 20, 2000 to $0.2 million from the comparable period of 1999. The increase was due primarily to the Company's issuance of a $7.0 million promissory note in connection with the Madeleine Bridge Loan.

Income from discontinued operations decreased $0.4 million or 64% from $0.6 million in the three months ended September 30, 1999 to $0.2 million in the three months ended September 30, 2000. The decrease was due primarily to a decrease in contract revenues.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of September 30, 2000, the Company had debt of $8.7 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of September 30, 2000. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is filed herewith:

-------------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                      Page
                                                                                                  Number
-------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, filed June 14, 1994, as restated. (1)
-------------------------------------------------------------------------------------------------------------
3.2              Amended and Restated By-Laws. (2)
-------------------------------------------------------------------------------------------------------------
10.19            Employment Agreement between DualStar Communications, Inc. and Dennis S.
                 Rosatelli dated September 7, 2000.
-------------------------------------------------------------------------------------------------------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DualStar Technologies Corporation


Date:      November 14, 2000            By:    GREGORY CUNEO
     ------------------------               -----------------------------------

                                               Gregory Cuneo
                                               President
                                               and Chief Executive Officer


Date:       November 14, 2000           By:    ROBERT  BIRNBACH
     --------------------------             -----------------------------------
                                               Robert Birnbach
                                               Executive Vice President
                                               and Chief Financial Officer


Date:       November 14, 2000           By:    JOSEPH CHAN
     --------------------------             -----------------------------------
                                               Joseph Chan
                                               Vice President and
                                               Chief Accounting Officer

                                  Exhibit Index

-------------------------------------------------------------------------------------------------------------
Exhibit Number   Description                                                                      Page
                                                                                                  Number
-------------------------------------------------------------------------------------------------------------
3.1              Certificate of Incorporation, filed June 14, 1994, as restated. (1)
-------------------------------------------------------------------------------------------------------------
3.2              Amended and Restated By-Laws. (2)
-------------------------------------------------------------------------------------------------------------
10.19            Employment Agreement between DualStar Communications, Inc. and Dennis S.
                 Rosatelli dated September 7, 2000.
-------------------------------------------------------------------------------------------------------------

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.