Form 10-Q
period 2000-12-31
DUALSTAR TECHNOLOGIES CORP
filed 2001-02-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2000.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ___________ to ____________ .

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

                           APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

    COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF FEBRUARY 5, 2001
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - December 31, 2000 and June 30,
          2000

        Condensed consolidated statements of operations - Three and six months ended December 31, 2000 and 1999

        Condensed consolidated statements of cash flows - Six months ended
          December 31, 2000 and 1999

        Notes to condensed consolidated financial statements - December 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,                 JUNE 30,
                                                                     2000                       2000
                                                              --------------------       --------------------
                                                                  (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $9,846,815                 $14,800,310
   Accounts receivable, net                                       24,825,904                  23,864,625
   Retainage receivable                                            6,758,690                   6,690,023
   Costs and estimated earnings in excess of billings on
    uncompleted contracts                                          1,281,229                   2,095,711
   Deferred tax asset - current                                      377,000                     178,000
   Prepaid expenses and other current assets                         717,081                     649,217
                                                              --------------------       --------------------
TOTAL CURRENT ASSETS                                              43,806,719                  48,277,886

PROPERTY AND EQUIPMENT, NET                                        7,224,802                   5,803,757

OTHER ASSETS:
   Deferred tax asset - long-term                                    699,000                   1,574,000
   Intangible assets, net                                          2,004,437                   2,056,036
   Other                                                             731,641                     688,731
                                                              --------------------       --------------------
TOTAL ASSETS                                                     $54,466,599                 $58,400,410
                                                              ====================       ====================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,                 JUNE 30,
                                                                     2000                       2000
                                                              --------------------       --------------------
                                                                  (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $13,382,026                 $17,074,725
    Billings in excess of costs and estimated earnings on
    uncompleted contracts                                           7,573,786                   3,989,801
    Accrued expenses and other current liabilities                  3,425,817                   3,809,745
    Secured promissory note payable                                         -                   7,000,000
                                                              --------------------       --------------------
TOTAL CURRENT LIABILITIES                                          24,381,629                  31,874,271

Senior secured promissory note payable                             12,500,000                           -
Mortgage payable - net of current portion                           1,704,120                   1,715,948
Other liabilities                                                     125,337                     205,112
                                                              --------------------       --------------------
TOTAL LIABILITIES                                                  38,711,086                  33,795,331
                                                              --------------------       --------------------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                      165,016                     164,766
    Additional paid-in capital                                     42,701,421                  42,613,550
    Accumulated deficit                                           (25,984,924)                (17,047,237)
    Deferred compensation                                          (1,126,000)                 (1,126,000)
                                                              --------------------       --------------------
TOTAL SHAREHOLDERS' EQUITY                                         15,755,513                  24,605,079
                                                              --------------------       --------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $54,466,599                 $58,400,410
                                                              ====================       ====================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                FOR THE THREE MONTHS ENDED                   FOR THE SIX MONTHS ENDED
                                                       DECEMBER 31,                                 DECEMBER 31,
                                          -----------------------------------------    -----------------------------------------
                                                2000                   1999                   2000                  1999
                                                ----                   ----                   ----                  ----
Contract revenues earned                    $20,669,881            $19,242,280           $42,635,541            $44,131,051
Costs of revenues earned                     19,044,079             19,491,007            38,547,619             41,577,418
                                          ------------------     ------------------    -------------------    ------------------

Gross profit (loss)                           1,625,802               (248,727)            4,087,922              2,553,633
Operating expenses:
  General and administrative expenses         5,753,319              3,072,647            11,168,530              5,439,249
  Depreciation and amortization                 521,645                288,819               946,303                423,218
                                          ------------------     ------------------    -------------------    ------------------

Operating loss                               (4,649,162)            (3,610,193)           (8,026,911)            (3,308,834)
                                          ------------------     ------------------    -------------------    ------------------

Interest (income) expense:
  Interest income                              (127,929)                     -              (340,221)                     -
  Interest expense                              332,913                120,629               574,997                216,706
                                          ------------------     ------------------    -------------------    ------------------

Interest expense - net                          204,984                120,629               234,776                216,706
                                          ------------------     ------------------    -------------------    ------------------

Loss before provision for income taxes       (4,854,146)            (3,730,822)           (8,261,687)            (3,525,540)
Provision for income taxes                      676,000                      -               676,000                      -
                                          ------------------     ------------------    -------------------    ------------------

Net loss                                    $(5,530,146)           $(3,730,822)          $(8,937,687)           $(3,525,540)
                                          ==================     ==================    ===================    ==================

Basic and diluted loss per share                 $(0.34)                $(0.35)               $(0.54)                $(0.33)

Weighted average shares outstanding          16,500,454             10,791,000            16,492,532             10,791,000


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                                                   2000                  1999
                                                                            -------------------    ------------------
Net cash used in operating activities                                          $(8,199,131)          $(2,887,003)
                                                                            -------------------    ------------------
Cash flows from investing activities:
   Acquisition of property and equipment                                        (2,041,788)             (328,350)
   Increase in capitalized access costs                                           (123,985)                    -
                                                                            -------------------    ------------------
Net cash used in investing activities                                           (2,165,773)             (328,350)
                                                                            -------------------    ------------------

Cash flows from financing activities:
   Proceeds from promissory notes                                                5,500,000             7,000,000
   Repayment of subordinated note payable                                                -            (1,000,000)
   Proceeds from refinancing of mortgage loan                                            -               995,956
   Principal payments on capital lease obligations                                 (80,780)              (39,263)
   Principal payments on mortgage                                                   (7,811)              (14,706)
                                                                            -------------------    ------------------
Net cash provided by financing activities                                        5,411,409             6,941,987
                                                                            -------------------    ------------------

Net (decrease) increase in cash and cash equivalents                            (4,953,495)            3,726,634
Cash and cash equivalents at beginning of period                                14,800,310               583,995
                                                                            -------------------    ------------------
Cash and cash equivalents at end of period                                      $9,846,815            $4,310,629
                                                                            ===================    ==================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

NON-CASH TRANSACTION:

(1) In connection with the Casden agreement in exchange for access rights, the Company issued 25,000 shares of Company common stock and warrants to purchase 2,636 shares of Company common stock in the six months ended December 31, 2000. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $250 and additional paid-in capital was increased by $87,872.

(2) In November 2000, the Company sold to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire an existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C. No value was allocated to the Class E warrants issued to DSTR Warrant Co., LLC, an affiliate of Madeleine L.L.C., in connection with the note because the value was deemed immaterial.

(3) In July 1999, Technology Investors Group, LLC ("TIG") converted the $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of Company common stock at the conversion price of $1.40 per share. In addition, the Company issued a one-year term note for approximately $110,000 to TIG for the balance of the unpaid interest that was not converted into common stock. In connection with this transaction, the Company incurred costs of $41,471 which has been charged to additional paid-in capital. Accordingly, the Company's common stock was increased by $17,910 and additional paid-in capital was increased by $2,455,418.

(4) In November 1999, the Company refinanced its mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of businesses: (a) communications businesses; and (b) construction-related businesses. The Company has previously announced its intention to expand its communications businesses. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in New York and Los Angeles and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera, Inc. ("OnTera", formerly known as DualStar Communications, Inc.), the Company's communications subsidiary, has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

In addition, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp. Accordingly, the financial position of such businesses as of December 31, and June 30, 2000, and their financial results and cash flows for the three and six months ended December 31, 2000 and 1999 are no longer presented as the discontinued operations in the accompanying unaudited condensed consolidated financial statements. In addition, certain reclassifications have been made to prior period amounts to conform to the December 31, 2000 presentation.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and six months ended December 31, 2000 and 1999, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE C (CONTINUED)

CMA has claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. Although such claims and counterclaims are not fully liquidated and cannot be fully ascertained at this time, CMA believes that it is entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle. The Company can make no assurances, however, that such offsets and recoupment will be either (a) allowed and that CMA will prevail in any such litigation with Triangle's Chapter 7 trustee, or (b) sufficient to cover all of CMA's damages resulting from Triangle's defaults under the Subcontractor Projects and Contractor Project. Based upon currently available information, it appears that all or substantially all of CMA's claims against Triangle may not be recoverable after such setoff and/or recoupment.

To date, Triangle's Chapter 7 trustee has commenced five (5) lawsuits against CMA, Trident Mechanical Systems, Inc. ("Trident") (a dormant, wholly owned subsidiary of the Company) and CMA's bonding company arising from the various Subcontractor Projects and the Contractor Project. On June 1, 2000, Triangle's Chapter 7 trustee commenced its first adversary proceeding in the Bankruptcy Court against CMA and its bonding company claiming CMA owed it $411,002 in connection with a project known as the Chelsea Mercantile Project, and seeking to foreclose on a bonded lien. CMA and its bonding company filed a motion to dismiss the complaint or have the Bankruptcy Court abstain from exercising its jurisdiction. The Bankruptcy Court dismissed one of the two claims for relief in the complaint and granted Triangle's Chapter 7 trustee leave to amend the complaint with respect to the remaining claim. The Bankruptcy Court denied CMA's motion to abstain. On or about September 28, 2000, Triangle's Chapter 7 trustee filed and served its amended complaint. CMA and its bonding company have filed an answer to the complaint and have asserted counterclaims claiming damages in the aggregate amount of $9,610,647 arising from the Subcontractor Projects. The parties are currently undertaking discovery. The Bankruptcy Court has set March 15, 2001 as the discovery cut-off date.

On September 21, 2000, Triangle's Chapter 7 trustee commenced an adversary proceeding against Trident claiming Trident received an avoidable preference from Triangle in the ninety (90) days prior to Triangle's bankruptcy filing in the amount of $56,890. Triangle's Chapter 7 trustee has stated that she intends to increase the amount claimed in this proceeding by approximately $103,000. Trident has not yet, however, been served with an amended complaint. Trident has filed an answer and affirmative defenses to the complaint. The parties are currently undertaking discovery. The Bankruptcy Court has set March 15, 2001 as the discovery cut-off date.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE C (CONTINUED)

On December 15, 2000, Triangle's Chapter 7 trustee commenced an adversary proceeding in the Bankruptcy Court against CMA, Trident and its bonding company claiming Trident owed it $750,623 in connection with a project known as the Horace Mann Project, and seeking to foreclose on a bonded lien. CMA, Trident and its bonding company have filed an answer to the Complaint and have asserted counterclaims claiming damages in the aggregate amount of $1,353,894 arising from the Subcontractor Projects and the Contractor Project. The parties are currently undertaking discovery. The Bankruptcy Court has not set a discovery cut-off date in this matter.

On January 5, 2001, Triangle's Chapter 7 Trustee commenced an adversary proceeding in the Bankruptcy Court against CMA and its bonding company claiming CMA owed it $568,432 in connection with a project known as the Sotheby's Project, and seeking to foreclose on a bonded lien. CMA and its bonding company have filed an answer to the complaint and have asserted counterclaims claiming damages in the aggregate amount of $9,610,647 arising from the Subcontractor Projects. The parties have not yet started taking discovery. The Bankruptcy Court has not set a discovery cut-off date in this matter.

On January 9, 2001, Triangle's Chapter 7 Trustee commenced an adversary proceeding in the Bankruptcy Court against CMA and its bonding company claiming CMA owed it $1,122,526 in connection with a project known as the Two Broadway Project, and seeking to foreclose on a bonded lien. CMA and its bonding company have filed an answer to the complaint and have asserted counterclaims to the complaint claiming damages in the aggregate amount of $9,610,647 arising from the Subcontractor Projects. The parties have not yet started taking discovery. The Bankruptcy Court has not set a discovery cut-off date in this matter.

For the reasons discussed above, CMA believes it has no liability to Triangle although the Company can make no assurances that CMA will prevail in the litigation commenced by the Triangle's Chapter 7 trustee.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE C (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE C (CONTINUED)

(4) In the ordinary course of business, the Company is involved in claims, generally concerning personal injuries and other matters, which the Company refers to its insurance carriers. The Company believes the claims are covered under its general and umbrella liability policies. No provision for loss in excess of the insurance coverage have been made in the accompanying financial statements.

NOTE D - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily engages in mechanical and electrical contracting services in the New York Tri-State area. The communications segment primarily installs communication systems and provides telephone, Internet, television and other services to buildings in New York and Los Angeles.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE D (CONTINUED)

REPORTABLE SEGMENT INFORMATION

                                                     CONSTRUCTION         COMMUNICATIONS         TOTALS
----------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
Revenues from external customers                      $19,993,965             $675,916         $20,669,881
Intersegment revenues                                           -                5,000               5,000
Segment loss                                             (292,726)          (3,833,717)         (4,126,443)
Segment assets at December 31, 2000                    34,988,545            9,313,127          44,301,672

FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
Revenues from external customers                      $18,722,437             $519,843         $19,242,280
Intersegment revenues                                           -                6,250               6,250
Segment loss                                           (2,718,348)            (432,610)         (3,150,958)
Segment assets at June 30, 2000                        34,207,808            8,495,106          42,702,914

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
Revenues from external customers                      $40,986,070           $1,649,471         $42,635,541
Intersegment revenues                                           -               10,000              10,000
Segment (loss) profit                                      96,379           (6,877,929)         (6,781,550)

FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
Revenues from external customers                      $43,053,136           $1,077,915         $44,131,051
Intersegment revenues                                           -               12,500              12,500
Segment loss                                           (1,928,284)            (821,427)         (2,749,711)

RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                        DECEMBER 31,                              DECEMBER  31,
                                            ----------------------------------------  ------------------------------------
                                                   2000                1999                 2000              1999
                                                   ----                ----                 ----              ----
LOSS
Total loss for reportable segments            $(4,126,443)        $(3,150,958)         $(6,781,550)       $(2,749,711)
Unallocated amounts:
  Corporate                                      (727,703)           (579,864)          (1,480,137)          (775,829)
                                            ----------------------------------------  ------------------------------------
Loss before provision for income taxes        $(4,854,146)        $(3,730,822)         $(8,261,687)       $(3,525,540)
                                            ========================================  ====================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE E - EMPLOYMENT AGREEMENTS

In September 2000, OnTera entered into an employment agreement with an officer of OnTera. The agreement was for annual base salary of $240,000. In addition to the annual base salary, the OnTera executive was eligible for bonuses of 40% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would be entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he was terminated as defined in the agreements. In January 2001, as a result of the reduced focus and of the cost reduction strategies, OnTera has reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination is $60,000.

Given the reduced focus of OnTera, there is a reduced requirement for the time of OnTera's senior executives currently guiding the company. Accordingly, effective February 12, 2001, the Company has accepted the resignations from five of the senior executives of OnTera (Jill Thoerle, Peter Sach, George Parise, Bruce Forsyth and Mary Deal). In conjunction with such resignations, the Company has entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera executives) to continue to support and guide OnTera. The term of the consulting agreement is one year and is renewable. The annual consulting fee totals $250,000.

NOTE F - PURCHASE AGREEMENT

Effective July 28, 2000, OnTera entered into an equipment/software Master Purchase and License Agreement (MPLA) with Nokia who will provide the primary components for OnTera's network infrastructure. The term of the MPLA is three
(3) years during which a minimum purchase commitment of $30 million must be met. OnTera's obligation to meet the minimum commitment is expressly contingent on obtaining vendor supported financing and if such financing is not obtained by January 1, 2001, either party may terminate the MPLA. As of February 2001, such vendor supported equipment financing has not been arranged. OnTera is currently in discussions with Nokia with regards to its commitments under the MPLA.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE G - SENIOR SECURED PROMISSORY NOTE

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. The loan, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, Inc. (formerly known as DualStar Communications, Inc.), which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued Class E warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provision, to DSTR Warrant Co., LLC, an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the Class E warrants because the value was deemed immaterial.

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan, however, result in such additional loan being available at Madeleine's sole discretion. If Madeleine determines to waive the conditions precedent and the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding. Copies of (i) the Securities Purchase Agreement dated as of November 8, 2000 by and among the Company, DSTR Warrant Co., LLC and Madeleine, (ii) the Second Amended and Restated Note, (iii) the Stockholders Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto, (iv) the Class E Warrant Agreement dated as of November 8, 2000 by and between the Company and DSTR Warrant Co., LLC, and (v) the Registration Rights Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto are attached to the Quarterly Report on Form 10-Q which includes the Company's financial statements to which this note relates as exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively. The description of the Madeleine loan transaction is qualified in its entirety by reference to these agreements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE H - ACCESS AGREEMENT

In August 2000, OnTera entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, OnTera would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which OnTera agrees to provide service. Under the agreement, OnTera has rights to provide services to Casden properties but OnTera is not obligated to do so. As of December 31, 2000 total shares and warrants issued under this agreement were 25,000 and 2,676 respectively.

NOTE I - RESTRUCTURING

As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communications business expansion efforts by concentrating on core assets located in New York and Los Angeles and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets. A restructuring charge of $1.1 million reflecting the impact of such reductions and refocus of markets has been recorded in the three months ended December 31, 2000. A benefit from a reversal of bonus accruals of $0.9 million has also been recorded in the three month ended December 31, 2000 because those bonuses will no longer be paid due to the restructuring.

NOTE J - SUBSEQUENT EVENTS

(1) In January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp. Under such stock purchase agreement, the Company could be liable for a $1 million "break-up" fee if, within 6 months from the termination, there is a 50% change of control (as defined therein) or, if within 1 year of termination, the construction-related businesses' assets or stock are sold. (A copy of the Stock Purchase Agreement was filed by the Company as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000

NOTE J (CONTINUED)

(2) Given the refocused effort at OnTera, there is a reduced requirement for the time of OnTera's senior executives currently guiding the company. Accordingly, effective February 12, 2001, the Company has accepted the resignations from five of the senior executives of OnTera (Jill Thoerle, Peter Sach, George Parise, Bruce Forsyth and Mary Deal). In conjunction with such resignations, the Company has entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera executives) to continue to support and guide OnTera. The term of the consulting agreement is one year and is renewable. The annual consulting fee totals $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to future operations of DualStar may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, without limitation, adverse market conditions including general economic conditions affecting the construction and communications industries, changes in pricing environment for the Company's goods and services, the Company's ability to meet Nasdaq listing requirements, the ability of OnTera to refocus its business plan, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to obtain financing and manage growth, in addition to other factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors contained herein and in DualStar's other filings with the SEC. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates. Many of the factors are beyond the Company's ability to control or predict. In addition, such forward-looking statements are necessarily based on assumptions and estimates that may be incorrect or imprecise and involve known and unknown risks and other facts. Given these uncertainties, readers of this Report are cautioned not to place undue reliance upon such forward-looking statements. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of businesses: (a) communications businesses; and (b) construction-related businesses. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in New York and Los Angeles and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

In addition, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at December 31, and June 30, 2000 were approximately $9.8 million and $14.8 million, respectively. The Company used approximately $8.2 million of cash in the six months ended December 31, 2000 for operating activities. The net use of cash was primarily used to fund operating expenses associated with the communications business.

In the six months ended December 31, 2000 and 1999, the Company acquired capital assets of approximately $2.2 million and $0.3 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide telephone, Internet, video and other services to the buildings' residents and for the then-anticipated growth in communications businesses.

Senior Secured Promissory Note

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. The loan, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued Class E warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provision, to DSTR Warrant Co., LLC, an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the Class E warrants because the value was deemed immaterial.

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan, however, result in such additional loan being available at Madeleine's sole discretion. If Madeleine determines to waive the conditions precedent and the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding. Copies of (i) the Securities Purchase Agreement dated as of November 8, 2000 by and among the Company, DSTR Warrant Co., LLC and Madeleine, (ii) the Second Amended and Restated Note, (iii) the Stockholders Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto, (iv) the Class E Warrant Agreement dated as of November 8, 2000 by and between the Company and DSTR Warrant Co., LLC, and (v) the Registration Rights Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto are attached to the Quarterly Report on Form 10-Q which includes the Company's financial statements to which this note relates as exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively. The description of the Madeleine loan transaction is qualified in its entirety by reference to these agreements.

Recent Developments

(1) In August 2000, the Company's communications subsidiary, OnTera, Inc. ("OnTera"), formerly known as DualStar Communications, Inc., entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, OnTera would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which OnTera agrees to provide service. Under the agreement, OnTera has rights to provide services to Casden properties but OnTera is not obligated to do so. As of December 31, 2000 total shares and warrants issued under this agreement were 25,000 and 2,636 respectively.

(2) As result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in New York and Los Angeles and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

(3) In January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp. Under such stock purchase agreement, the Company could be liable for a $1 million "break-up" or termination fee if, within 6 months from the termination, there is a 50% change of control (as defined therein) or, if within 1 year of termination, the construction-related businesses' assets or stock are sold.

(4) The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's common stock has failed to maintain a minimum bid price of $1.00 for thirty consecutive trading days as required by the Nasdaq National Market under Marketplace Rule 4310(c)(8)(B) (the "Rule"). As a result, Nasdaq has provided the Company 90 calendar days, or until April 3, 2001, to regain compliance with this Rule. If at anytime before April 3, 2001 the bid price of the Company's common stock is at least $1.00 for a minimum of ten consecutive trading days, Nasdaq will reevaluate the Company's compliance with the Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before April 3, 2001, Nasdaq will provide the Company with written notification that its securities will be delisted. At that time, the Company is entitled to appeal Nasdaq's decision. If Nasdaq delists the Company's common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired. Additionally, failure to maintain the Company's common stock listing on the Nasdaq National Market is a default under the Second Amended and Restated Note made by the Company in favor of Madeleine, and would entitle Madeleine to declare all amounts owed to Madeleine due and payable and exercise its rights and remedies under its security interests in substantially all of the assets of the Company and its subsidiaries.

(5) Given the refocus effort at OnTera, there is a reduced requirement for the time of OnTera's senior executives currently guiding the company. Accordingly, effective February 12, 2001, the Company has accepted the resignations from five of the senior executives of OnTera (Jill Thoerle, Peter Sach, George Parise, Bruce Forsyth and Mary Deal). In conjunction with such resignations, the Company has entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera executives) to continue to support and guide OnTera. The term of the consulting agreement is one year and is renewable. The annual consulting fee totals $250,000.

RESULTS OF OPERATIONS

Revenues increased by 7% in the three months ended December 31, 2000 from the comparable period of 1999. This revenue growth was due primarily to an increase in contract revenues in the construction-related businesses. However, revenues decreased by 3% in the six months ended December 31, 2000 from the comparable period of 1999. The decrease in revenues was due primarily to a decrease in contract revenues in the construction-related businesses in the three months ended September 30, 2000.

Cost of revenues decreased by 2% and 7% in the three and six months ended December 31, 2000, respectively, from the comparable periods of 1999. Gross profit margins were 7.9% and 9.6% in the three and six months ended December 31, 2000, compared to (1.3)% and 5.8% in the three months ended December 31, 1999. The improvement in gross profit margins was due primarily to $2.6 million in additional costs incurred to complete a failed sheetmetal subcontractor's work in five projects in the three months ended December 31, 1999.

Due to increased costs associated with the expansion of the communications businesses, general and administrative expenses increased $2.7 million and $5.7 million in the three and six months ended December 31, 2000, respectively from the comparable periods of 1999. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communication business expansion efforts by concentrating on core assets located in New York and Los Angeles and by operating subscription video provider, ParaComm, Inc., acquired in May 2000. In connection with this effort, OnTera has implemented company-wide cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets. A restructuring charge of $1.1 million reflecting the impact of such reductions and refocus of markets has been recorded in the three months ended December 31, 2000. A benefit from a reversal of bonus accruals of $0.9 million has also been recorded in the three month ended December 31, 2000 because those bonuses will no longer be paid due to the restructuring.

In addition to the restructuring charge and the benefit from the reversal of bonus accruals, in the three months ended December 31, 2000, the increase in general and administrative expenses included a $1.7 million increase in payroll and related costs, a $0.3 million increased in professional services, a $0.3 million increase in rent, and a $0.1 million increase in travel and entertainment. Also in the six months ended December 31, 2000, the increase in general and administrative expenses included a $3.8 million increase in payroll and related costs, a $1.0 million increase in professional services, a $0.4 million in rent, and a $0.2 million increase in travel and entertainment

Depreciation and amortization increased $0.2 million and $0.5 million in the three and six months ended December 31, 2000, respectively, from the comparable periods of 1999. The increase in 2000 was primarily due to additional property, equipment and infrastructure acquired during the current and prior fiscal years.

Interest income was $0.1 million and $0.3 million in the three and six months ended December 31, 2000, respectively, and was insignificant in the comparable periods of 1999. The increase was due to investment of the Company's excess cash in an institutional money-market mutual fund in the current periods.

Interest expense increased $0.2 million and $0.5 million in the three and six months ended September 20, 2000, respectively, from the comparable periods of 1999. The increases were due primarily to the Company's issuance of a $7.0 million secured promissory note and a $12.5 million senior secured promissory note to Madeleine L.L.C. in December 1999 and November 2000, respectively. A portion of the $12.5 million loan proceeds was used to repay the $7.0 million note.

Based on the refocus of its core markets and recent restructuring in the Company's communications businesses, in addition to the substantial losses incurred in the six months ended December 31, 2000, management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the deferred tax benefits of $1.1 million, reduced from $1.8 million as June 30, 2000, but will less than likely realize the benefit on the balance of the deferred taxes assets, and therefore, has increased its valuation allowance by $0.7 million to $11.8 million as December 31, 2000. Accordingly, a provision for income taxes of $0.7 million was recorded in the three and six months ended December 31, 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of December 31, 2000, the Company had debt of $14.2 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of December 31, 2000. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 12, 2001, the Company held its 2000 Annual Meeting of Stockholders of DualStar Technologies Corporation for the election of directors and to ratify the appointment of the Company's independent auditors for the current fiscal year. The holders of 15,997,421 shares of stock entitled to vote, which constituted a quorum, were present at the annual meeting in person or by proxy. As of the record date, there were 16,501,568 shares issued and outstanding.

(1) The following individuals were elected as directors for one year terms by the following votes:

                                            For                        Against
                                            ---                        -------
Jared A. Abbruzzese                         15,350,596                 646,825
Gregory Cuneo                               15,567,058                 430,363
Raymond L. Steele                           15,785,596                 211,825

(2) The appointment of Grant Thornton LLP as the Company's auditors for fiscal year 2001 was ratified and received the following votes:

For                                 Against                   Abstain
---                                 -------                   -------
15,820,351                          167,618                    9,452

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is filed herewith:

----------------- -------------------------------------------------------------------------------- ---------------
Exhibit           Description                                                                           Page
Number                                                                                                  Number
----------------- -------------------------------------------------------------------------------- ---------------
----------------- -------------------------------------------------------------------------------- ---------------
2.1               Securities Purchase Agreement dated as of November 8, 2000 by and among
                  Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (3)
----------------- -------------------------------------------------------------------------------- ---------------
3.1               Certificate of Incorporation, filed June 14, 1994, as restated (1)
----------------- -------------------------------------------------------------------------------- ---------------
3.2               Amended and Restated Bylaws (2)
----------------- -------------------------------------------------------------------------------- ---------------
10.1              Second Amended and Restated Note, having an original issued dated as of December 1, 1999, made by Registrant in favor of
                  Madeleine L.L.C.

----------------- -------------------------------------------------------------------------------- ---------------
10.2              Stockholders Agreement dated as of November 8, 2000 by and among Registrant,
                  DSTR Warrant Co., LLC, Technology Investors Group, LLC and
                  certain members of Registrant's management (3)
----------------- -------------------------------------------------------------------------------- ---------------
10.3              Class E Warrant Agreement dated as of November 8, 2000 by and between
                  Registrant and DSTR Warrant Co., LLC (3)
----------------- -------------------------------------------------------------------------------- ---------------
10.4              Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology
                  Investors Group, LLC

----------------- -------------------------------------------------------------------------------- ---------------
----------------- -------------------------------------------------------------------------------- ---------------


(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

                                  Exhibit Index

----------------- -------------------------------------------------------------------------------- ---------------
Exhibit           Description                                                                           Page
Number                                                                                                  Number
----------------- -------------------------------------------------------------------------------- ---------------
----------------- -------------------------------------------------------------------------------- ---------------
2.1               Securities Purchase Agreement dated as of November 8, 2000 by and among
                  Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (3)
----------------- -------------------------------------------------------------------------------- ---------------
3.1               Certificate of Incorporation, filed June 14, 1994, as restated (1)
----------------- -------------------------------------------------------------------------------- ---------------
3.2               Amended and Restated Bylaws (2)
----------------- -------------------------------------------------------------------------------- ---------------
10.1              Second Amended and Restated Note, having an original issued dated as of December 1, 1999, made by Registrant in favor of
                  Madeleine L.L.C.
----------------- -------------------------------------------------------------------------------- ---------------
10.2              Stockholders Agreement dated as of November 8, 2000 by and among Registrant,
                  DSTR Warrant Co., LLC, Technology Investors Group, LLC and
                  certain members of Registrant's management (3)
----------------- -------------------------------------------------------------------------------- ---------------
10.3              Class E Warrant Agreement dated as of November 8, 2000 by and between
                  Registrant and DSTR Warrant Co., LLC (3)
----------------- -------------------------------------------------------------------------------- ---------------
10.4              Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology
                  Investors Group, LLC

----------------- -------------------------------------------------------------------------------- ---------------
----------------- -------------------------------------------------------------------------------- ---------------


(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DualStar Technologies Corporation

Date:   February 14, 2001               By: GREGORY CUNEO
                                            ---------------------------------
                                            Gregory Cuneo
                                            President
                                            and Chief Executive Officer


Date:    February 14, 2001              By: ROBERT  BIRNBACH
                                            ---------------------------------
                                            Robert Birnbach
                                            Executive Vice President
                                            and Chief Financial Officer


Date:    February 14, 2001              By: JOSEPH CHAN
                                            ---------------------------------
                                            Joseph Chan
                                            Vice President and
                                            Chief Accounting Officer