Form 10-Q
period 2001-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2001-05-15
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 for the Quarterly Period Ended March 31, 2001.

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

      COMMON STOCK, $0.01 PAR VALUE --- 16,501,568 SHARES AS OF MAY 8, 2001
-------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - March 31, 2001 and June 30, 2000

        Condensed consolidated statements of operations - Three and nine months ended March 31, 2001 and 2000

        Condensed consolidated statements of cash flows - Nine months ended
         March 31, 2001 and 2000

        Notes to condensed consolidated financial statements - March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    JUNE 30,
                                                              2001          2000
                                                           -----------   -----------
                                                                (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $ 4,727,022   $14,800,310
   Accounts receivable, net                                 22,933,139    23,864,625
   Retainage receivable                                      6,754,850     6,690,023
   Costs and estimated earnings in excess of billings on
    uncompleted contracts                                    3,044,148     2,095,711
   Deferred tax asset - current                                377,000       178,000
   Prepaid expenses and other current assets                 1,740,404       649,217
                                                           -----------   -----------
TOTAL CURRENT ASSETS                                        39,576,563    48,277,886

PROPERTY AND EQUIPMENT, NET                                  7,315,280     5,803,757

OTHER ASSETS:
   Deferred tax asset - long-term                              699,000     1,574,000
   Intangible assets, net                                    1,861,782     2,056,036
   Other                                                       709,965       688,731
                                                           -----------   -----------
TOTAL ASSETS                                               $50,162,590   $58,400,410
                                                           ===========   ===========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,       JUNE 30,
                                                                2001            2000
                                                            ------------    ------------
                                                             (UNAUDITED)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                        $ 13,434,533    $ 17,074,725
    Billings in excess of costs and estimated earnings on
    uncompleted contracts                                      4,129,342       3,989,801
    Accrued expenses and other current liabilities             3,497,797       3,809,745
    Secured promissory note payable                                 --         7,000,000
                                                            ------------    ------------
TOTAL CURRENT LIABILITIES                                     21,061,672      31,874,271

Senior secured promissory note payable                        12,500,000            --
Mortgage payable - net of current portion                      1,699,675       1,715,948
Other liabilities                                                 81,701         205,112
                                                            ------------    ------------
TOTAL LIABILITIES                                             35,343,048      33,795,331
                                                            ------------    ------------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock                                                 165,016         164,766
    Additional paid-in capital                                41,575,421      42,613,550
    Accumulated deficit                                      (26,868,395)    (17,047,237)
    Other comprehensive loss                                     (52,500)           --
    Deferred compensation                                           --        (1,126,000)
                                                            ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                    14,819,542      24,605,079
                                                            ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 50,162,590    $ 58,400,410
                                                            ============    ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             FOR THE THREE MONTHS ENDED MARCH 31,          FOR THE NINE MONTHS ENDED MARCH 31,
                                          ----------------------------------------      -----------------------------------------
                                                    2001            2000                           2001           2000
                                                    ----            ----                           ----           ----

Contract revenues earned                        $ 23,562,991    $ 18,876,311                   $ 66,198,532    $ 63,007,362
Costs of revenues earned, net of amortization
  and depreciation                                18,926,463      17,393,763                     57,474,082      58,971,181
                                                ------------    ------------                   ------------    ------------

Gross profit                                       4,636,528       1,482,548                      8,724,450       4,036,181
Operating expenses:
  General and administrative expenses, net of
    amortization and depreciation, and
    amortization of deferred compensation          4,703,116       2,588,627                     15,871,646       8,027,876
  Amortization of deferred compensation                 --         1,094,625                           --         1,094,625
  Depreciation and amortization                      557,860         208,201                      1,504,163         631,419
                                                ------------    ------------                   ------------    ------------

Operating loss                                      (624,448)     (2,408,905)                    (8,651,359)     (5,717,739)
                                                ------------    ------------                   ------------    ------------

Interest (income) expense:
  Interest income                                   (113,509)        (43,809)                      (453,730)        (43,809)
  Interest expense                                   372,531         310,339                        947,528         527,045
                                                ------------    ------------                   ------------    ------------

Interest expense - net                               259,022         266,530                        493,798         483,236
                                                ------------    ------------                   ------------    ------------

Loss before provision for income taxes              (883,470)     (2,675,435)                    (9,145,157)     (6,200,975)
Provision for income taxes                              --            40,000                        676,000          40,000
                                                ------------    ------------                   ------------    ------------

Net loss                                        $   (883,470)   $ (2,715,435)                  $ (9,821,157)   $ (6,240,975)
                                                ============    ============                   ============    ============

Basic and diluted loss per share                $      (0.05)   $      (0.20)                  $      (0.60)   $      (0.54)

Weighted average shares outstanding               16,495,509      13,246,285                     16,495,509      11,609,429


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                      2001            2000
                                                                  ------------    -----------
Net cash used in operating activities                             $(11,842,114)   $(10,541,861)
                                                                  ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                            (2,523,526)       (633,113)
   Acquisition of marketable securities                               (943,417)
   Increase in capitalized access costs                               (123,985)
                                                                  ------------    ------------
Net cash used in investing activities                               (3,590,928)       (633,113)
                                                                  ------------    ------------

Cash flows from financing activities:
   Exercise of class A warrants and underwriter purchase option           --        20,352,285
   Proceeds from promissory notes                                    5,500,000       7,000,000
   Repayment of subordinated note payable                                 --        (1,000,000)
   Proceeds from refinancing of mortgage loan                             --           996,250
   Principal payments on capital lease obligations                    (125,540)        (77,435)
   Principal payments on mortgage                                      (14,706)        (21,731)
                                                                  ------------    ------------
Net cash provided by financing activities                            5,359,754      27,249,369
                                                                  ------------    ------------

Net (decrease) increase in cash and cash equivalents               (10,073,288)     16,074,395
Cash and cash equivalents at beginning of period                    14,800,310         583,995
                                                                  ------------    ------------
Cash and cash equivalents at end of period                        $  4,727,022      16,658,390
                                                                  ============    ============

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NON-CASH TRANSACTION:

(1) In connection with the Casden agreement in exchange for access rights, the Company issued 25,000 shares of Company common stock and warrants to purchase 2,636 shares of Company common stock in the nine months ended March 31, 2001. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $250 and additional paid-in capital was increased by $87,872.

(2) In November 2000, the Company sold to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C. No value was allocated to the Class E warrants issued to DSTR Warrant Co., LLC, an affiliate of Madeleine L.L.C., in connection with the note because the value was deemed immaterial.

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

(5) In March 2000, options to purchase 975,000 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $3,283,875 was incurred, of which $1,094,625, or one-third, was recognized in the three month ended March 31, 2000; accordingly, additional paid-in capital was increased by $3,283,875, deferred compensation was increased by $2,189,250, and general and administrative expenses were increased by $1,094,625. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1,126,000.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of businesses: (a) construction businesses; and (b) communications businesses. The Company has previously announced its intention to expand its communications businesses. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera, Inc. ("OnTera", formerly known as DualStar Communications, Inc.), the Company's communications subsidiary, has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

In addition, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp. Accordingly, the financial position of such businesses as of March 31, 2001 and June 30, 2000, and their financial results and cash flows for the three and nine months ended March 31, 2001 and 2000 are no longer presented as the discontinued operations in the accompanying unaudited condensed consolidated financial statements. In addition, certain reclassifications have been made to prior period amounts to conform to the March 31, 2001 presentation.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and nine months ended March 31, 2001 and 2000, stock options, warrants and convertible note have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

NOTE C - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. As of March 31, 2001, the unrealized loss on the Company's available-for-sale securities is $52,500 and has been reported as a component of shareholders' equity. Comprehensive loss for the three and nine months ended March 31, 2001 is $935,970 and $9,873,657, respectively.

NOTE D - CONTINGENCIES

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE D (CONTINUED)

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

To date, Triangle's Chapter 7 trustee has commenced five (5) lawsuits against CMA, Trident Mechanical Systems, Inc. ("Trident") (a dormant, wholly owned subsidiary of the Company) and CMA's bonding company arising from the various Subcontractor Projects and the Contractor Project. On June 1, 2000, Triangle's Chapter 7 trustee commenced its first adversary proceeding in the Bankruptcy Court against CMA and its bonding company claiming CMA owed it $411,002 in connection with a project known as the Chelsea Mercantile Project, and seeking to foreclose on a bonded lien. CMA and its bonding company filed a motion to dismiss the complaint or have the Bankruptcy Court abstain from exercising its jurisdiction. The Bankruptcy Court dismissed one of the two claims for relief in the complaint and granted Triangle's Chapter 7 trustee leave to amend the complaint with respect to the remaining claim. The Bankruptcy Court denied CMA's motion to abstain. On or about September 28, 2000, Triangle's Chapter 7 trustee filed and served its amended complaint. CMA and its bonding company have filed an answer to the complaint and have asserted counterclaims claiming damages in the aggregate amount of $9,610,647 arising from the Subcontractor Projects. The parties are currently undertaking discovery. The Bankruptcy Court has not set a final discovery cut-off date in this matter.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE D (CONTINUED)

On September 21, 2000, Triangle's Chapter 7 trustee commenced an adversary proceeding against Trident claiming Trident received an avoidable preference from Triangle in the ninety (90) days prior to Triangle's bankruptcy filing in the amount of $56,890. Triangle's Chapter 7 trustee has stated that she intends to increase the amount claimed in this proceeding by approximately $103,000. Trident has not yet, however, been served with an amended complaint. Trident has filed an answer and affirmative defenses to the complaint. The parties are currently undertaking discovery. The Bankruptcy Court has not set a final discovery cut-off date in this matter.

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

On January 9, 2001, Triangle's Chapter 7 Trustee commenced an adversary proceeding in the Bankruptcy Court against CMA and its bonding company claiming CMA owed it $1,122,526 in connection with a project known as the Two Broadway Project, and seeking to foreclose on a bonded lien. CMA and its bonding company have filed an answer to the complaint and have asserted counterclaims to the complaint claiming damages in the aggregate amount of $9,610,647 arising from the Subcontractor Projects. The parties are engaged in pre-trial discovery. The Bankruptcy Court has not set a final discovery cut-off date in this matter.

For the reasons discussed above, CMA believes it has no liability to Triangle although the Company can make no assurances that CMA will prevail in the litigation commenced by the Triangle's Chapter 7 trustee.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE D (CONTINUED)

(2) The Company and Trident Mechanical Systems, Inc. ("Trident"), a dormant, wholly owned subsidiary of the Company, are defendants in a lawsuit filed in January 2000. The plaintiff is seeking in excess of $50,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as currently constituted, exceeds the Company's general and umbrella liability policy limits in the aggregate. However, management believes that the Company and Trident are not responsible for the damage and, accordingly, no provision for loss in excess of the insurance coverage has been made in the accompanying financial statements.

(3) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE D (CONTINUED)

As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following:
The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The complaint alleges several causes of action against several defendants in connection with several projects and seeks a total of approximately $450,000 in damages on all of these causes against the named defendants; however, only one of the several causes of action seeking an unspecified portion of the total damages demanded relates to the Company. The Company has been informed that plaintiff will assert that more than half of the total sums it seeks is due under the bond which the Company provided, with the remainder of the sums demanded due on the claims unrelated to the Company. The Company may also be exposed for interest. Additionally, it may be exposed to such legal fees and other expenses as the Company's bonding company may incur in its defense against plaintiff's claims; however, many years into this matter, no demand for any of these sums has been made. The bonding companies, Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

(4) In the ordinary course of business, the Company is involved in claims concerning personal injuries and other matters, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its general and umbrella liability policies. No provision for such claims has been made in the accompanying financial statements.

NOTE E - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily engages in mechanical and electrical contracting services in the New York Tri-State area. The communications segment primarily installs communication systems and provides telephone, Internet, cable television and other services to buildings in the New York City and Los Angeles areas, and cable television and Internet services to buildings in Florida and Texas.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE E (CONTINUED)

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

REPORTABLE SEGMENT INFORMATION

                                                     CONSTRUCTION       COMMUNICATIONS         TOTALS
                                                     ------------       --------------      -------------
FOR THE THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                     $ 22,705,494        $    857,497       $ 23,562,991
Intersegment revenues                                        --                 1,250              1,250
Segment profit (loss)                                   2,339,453          (2,280,635)            58,818
Segment assets at March 31, 2001                       33,585,129           9,279,080         42,864,209

FOR THE THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers                     $ 18,559,988        $    316,323       $ 18,876,311
Intersegment revenues                                        --                28,750             28,750
Segment loss                                              (90,230)         (1,989,866)        (2,080,096)
Segment assets at June 30, 2000                        34,207,808           8,495,106         42,702,914

FOR THE NINE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                     $ 63,691,564        $  2,506,968       $ 66,198,532
Intersegment revenues                                        --                11,250             11,250
Segment (loss) profit                                   2,435,832          (9,158,564)        (6,722,732)

FOR THE NINE MONTHS ENDED MARCH 31, 2000
Revenues from external customers                     $ 61,613,124        $  1,394,238       $ 63,007,362
Intersegment revenues                                        --                41,250             41,250
Segment loss                                           (2,018,514)         (2,811,293)        (4,829,807)


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE E (CONTINUED)

 RECONCILIATION TO CONSOLIDATED AMOUNTS


                                            FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                               ENDED MARCH  31,            ENDED MARCH  31,
                                         --------------------------    ---------------------------
                                             2001           2000           2001          2000
                                             ----           ----           ----          ----
     LOSS
Total (loss) profit for reportable
  segments                               $    58,818    $(2,080,096)   $(6,722,732)   $(4,829,807)
Unallocated amounts:
  Corporate                                 (942,288)      (595,339)    (2,422,425)    (1,371,168)
                                         -----------    -----------    -----------    -----------
Loss before provision for income taxes   $  (883,470)   $(2,675,435)   $(9,145,157)   $(6,200,975)
                                         ===========    ===========    ===========    ===========


The unallocated corporate amounts primarily include certain expenses that are unrelated to or cannot be reasonably allocated to the Company's business segments. These expenses include interest expenses, payroll and related expenses of corporate employees, professional fees, investor relation expenses and insurance.

NOTE F - EMPLOYMENT AGREEMENTS

In September 2000, OnTera entered into an employment agreement with an officer of OnTera. The agreement was for annual base salary of $240,000. In addition to the annual base salary, the OnTera executive was eligible for bonuses of 40% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would have been entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he was terminated as defined in the agreements. In January 2001, as a result of the refocus and cost reduction strategies, OnTera reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination was $60,000.

In May 2000, ParaComm, Inc. ("ParaComm") entered into an employment agreement with an officer of ParaComm. The agreement was for annual base salary of $155,000. In addition to the annual base salary, the ParaComm executive was eligible for bonuses of 25% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would be entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he was terminated as defined in the agreements. In April 2001, as a result of the refocus and cost reduction strategies, ParaComm has reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination is $53,000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE F (CONTINUED)

Given the reduced focus of OnTera, there was a reduced requirement for the time of OnTera's senior executives guiding the company. Accordingly, in February 2001, the Company accepted the resignations from five OnTera senior executives. In conjunction with such resignations, the Company entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera executives) to continue to support and guide OnTera. The term of the consulting agreement is one year and is renewable. The annual consulting fee totals $250,000.

NOTE G - PURCHASE AGREEMENT

Effective July 28, 2000, OnTera entered into an equipment/software Master Purchase and License Agreement (MPLA) with Nokia who will provide the primary components for OnTera's network infrastructure. The term of the MPLA is three
(3) years during which a minimum purchase commitment of $30 million must be met. OnTera's obligation to meet the minimum commitment is expressly contingent on obtaining vendor supported financing and if such financing is not obtained by January 2001, either party may terminate the MPLA. As of May 2001, such vendor supported equipment financing has not been arranged. OnTera is currently in discussions with Nokia with regards to its commitments under the MPLA. OnTera is continuing to purchase Nokia equipment with which OnTera is using to enhance its existing network.

NOTE H - SENIOR SECURED PROMISSORY NOTE

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. The loan, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, Inc., which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued Class E warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to an antidilution provision, to DSTR Warrant Co., LLC, an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the Class E warrants because the value was deemed immaterial.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE H (CONTINUED)

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan, however, result in such additional loan being available at Madeleine's sole discretion. If Madeleine determines to waive the conditions precedent and the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding. Copies of (i) the Securities Purchase Agreement dated as of November 8, 2000 by and among the Company, DSTR Warrant Co., LLC and Madeleine, (ii) the Second Amended and Restated Note, (iii) the Stockholders Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto, (iv) the Class E Warrant Agreement dated as of November 8, 2000 by and between the Company and DSTR Warrant Co., LLC, and (v) the Registration Rights Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto were attached to the Quarterly Report on Form 10-Q for the three months ended December 31, 2000 which included the Company's financial statements to which this note relates as exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively. The description of the Madeleine loan transaction is qualified in its entirety by reference to these agreements.

In March 2001, the Company did not make a regularly scheduled interest payment to Madeleine pursuant to the loan agreement. Madeleine has agreed to an interim waiver of the resulting default under the loan agreement. Madeleine has agreed to defer such interest payment pending discussions between the parties.

NOTE I - ACCESS AGREEMENT

In August 2000, OnTera entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, OnTera would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which OnTera agrees to provide service. Under the agreement, OnTera has rights to provide services to Casden properties but OnTera is not obligated to do so. As of March 31, 2001 total shares and warrants issued under this agreement were 25,000 and 2,676 respectively. OnTera is currently providing services at two Casden properties and is evaluating the financial implications of serving other properties. OnTera is in discussions with Casden concerning amendment of the terms of the original agreement in light of OnTera's revised business plan.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

NOTE J - RESTRUCTURING

As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communications business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets. A restructuring charge of $0.1 million and $1.2 million reflecting the impact of such reductions and refocus of markets has been recorded in the three and nine months ended March 31, 2001, respectively. A benefit from a reversal of bonus accruals of $0.9 million had also been recorded in the three months ended December 31, 2000 because those bonuses would no longer be paid due to the restructuring.

NOTE K - SUBSEQUENT EVENTS

In May 2001, OnTera and a major telecommunication provider ("MTP") entered into a non-exclusive Master Network Access Agreement under which MTP will obtain access to a portion of OnTera's DSL network for the purpose of providing MTP's voice telecommunications services to residents of Multi-Dwelling Units ("MDUs") served by OnTera systems. OnTera and MTP will interconnect at OnTera's Metropolitan Points of Presence ("MPOPs"). The agreement has a term of three years and may be terminated by either party if certain agreed upon penetration rates and financial results are not met. The agreement does not require any minimum number of orders for service be made.

The first Service Area included under the agreement is New York City with four specified MDU properties comprised of 796 units. Any additional Service Areas or MDUs can be added through mutual agreement. Under an addendum to the agreement, OnTera will market and sell, on a preferential basis, MTP's voice telecommunications services to the residents of the MDUs and receive a monthly line fee and commission based on the revenue associated with such sales. OnTera will continue to market, sell and provide its retail Internet and video services to residents in the MDUs included in the agreement.

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

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of businesses: (a) construction businesses; and (b) communications businesses. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

In addition, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of that certain previously announced Stock Purchase Agreement with M/E Contracting Corp.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at March 31, 2001 and June 30, 2000 were approximately $4.7 million and $14.8 million, respectively. The Company used approximately $11.8 million of cash in the nine months ended March 31, 2001 for operating activities. The net use of cash was primarily used to fund operating expenses and for the restructuring charge associated with the communications business.

In the nine months ended March 31, 2001 and 2000, the Company acquired capital assets of approximately $2.6 million and $0.6 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide telephone, Internet, video and other services to the buildings' residents.

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

Under the terms of the agreement, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of stockholder approval. The nature of the conditions precedent to Madeleine's obligation to make the additional loan, however, result in such additional loan being available at Madeleine's sole discretion. If Madeleine determines to waive the conditions precedent and the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding. Copies of (i) the Securities Purchase Agreement dated as of November 8, 2000 by and among the Company, DSTR Warrant Co., LLC and Madeleine, (ii) the Second Amended and Restated Note, (iii) the Stockholders Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto, (iv) the Class E Warrant Agreement dated as of November 8, 2000 by and between the Company and DSTR Warrant Co., LLC, and (v) the Registration Rights Agreement dated as of November 8, 2000 by and among the Company and the signatories thereto were attached to the Quarterly Report on Form 10-Q for the three months ended December 31, 2000 which included the Company's financial statements to which this note relates as exhibits 2.1, 10.1, 10.2, 10.3 and 10.4, respectively. The description of the Madeleine loan transaction is qualified in its entirety by reference to these agreements.

In March 2001, the Company did not make a regularly scheduled interest payment to Madeleine pursuant to the loan agreement. Madeleine has agreed to an interim waiver of the resulting default under the loan agreement. Madeleine has agreed to defer such interest payment pending discussions between the parties.

Recent Developments

(1) In August 2000, the Company's communications subsidiary, OnTera, Inc. ("OnTera"), entered into an agreement with Casden Properties, Inc. (in which Blackacre is a substantial investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, OnTera would pay access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which OnTera agrees to provide service. Under the agreement, OnTera has rights to provide services to Casden properties but OnTera is not obligated to do so. As of March 31, 2001 total shares and warrants issued under this agreement were 25,000 and 2,636 respectively. OnTera is currently providing services at two Casden properties and is evaluating the financial implications of serving other properties. OnTera is in discussions with Casden concerning amendment of the terms of the original agreement in light of OnTera's revised business plan.

(2) As result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating subscription video provider ParaComm Inc., acquired by DualStar in May 2000. In connection with this effort, OnTera has implemented and will continue implement cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets.

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

(4) On January 4, 2001, The Nasdaq Stock Market, Inc. ("Nasdaq") notified the Company that the Company's common stock has failed to maintain a minimum bid price of $1.00 for thirty consecutive trading days as required by the Nasdaq National Market pursuant to Marketplace Rule 4310(c)(8)(B) (the "Rule"). In accordance with Marketplace Rule 4310(c)(8)(B), Nasdaq provided the Company 90 calendar days, or until April 3, 2001, to regain compliance with the Rule. On April 4, 2001, the Company received a Nasdaq Staff Determination notifying the Company that it had not met the minimum bid price requirements for continued listing within the 90 day grace period. The notice of non-compliance subjected the Company to delisting from The Nasdaq National Market, effective April 12, 2001. The Company, however, requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination. During such review process, the Company's securities will continue to be listed on The Nasdaq National Market. The Nasdaq hearing has been scheduled for May 18, 2001. There can be no assurance the Panel will grant the Company's request for continued listing. If Nasdaq delists the Company's common stock from the Nasdaq National Market, the ability of stockholders to buy and sell shares may be materially impaired. Additionally, failure to maintain the Company's common stock listing on the Nasdaq National Market is a default under the Second Amended and Restated Note made by the Company in favor of Madeleine, and would entitle Madeleine to declare all amounts owed to Madeleine due and payable and exercise its rights and remedies under its security interests in substantially all of the assets of the Company and its subsidiaries.

(5) Given the refocus effort at OnTera, there was a reduced requirement for the time of OnTera's senior executives guiding the company. Accordingly, in February 2001, the Company accepted the resignations from five OnTera senior executives. In conjunction with such resignations, the Company entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera executives) to continue to support and guide OnTera. The term of the consulting agreement is one year and is renewable. The annual consulting fee totals $250,000.

(6) In May 2001, OnTera and a major telecommunication provider ("MTP") entered into a non-exclusive Master Network Access Agreement under which MTP will obtain access to a portion of OnTera's DSL network for the purpose of providing MTP's voice telecommunications services to residents of Multi-Dwelling Units ("MDUs") served by OnTera systems. OnTera and MTP will interconnect at OnTera's Metropolitan Points of Presence ("MPOPs"). The agreement has a term of three years and may be terminated by either party if certain agreed upon penetration rates and financial results are not met. The agreement does not require any minimum number of orders for service be made.

The first Service Area included under the agreement is New York City with four specified MDU properties comprised of 796 units. Any additional Service Areas or MDUs can be added through mutual agreement. Under an addendum to the agreement, OnTera will market and sell, on a preferential basis, MTP's voice telecommunications services to the residents of the MDUs and receive a monthly line fee and commission based on the revenue associated with such sales. OnTera will continue to market, sell and provide its retail Internet and video services to residents in the MDUs included in the agreement.

RESULTS OF OPERATIONS

         NET REVENUES BY SEGMENT

                            For the Three Months Ended March 31,             For the Nine Months Ended March 31,
                                2001                   2000                      2001                    2000
                       ---------------------- ------------------------- ------------------------ ---------------------
                                     % of                    % of                     % of                     % of
                       ($ million)    Total    ($ million)     Total    ($ million)     Total    ($ million)    Total
                      -------------- -------- -------------- ---------- ------------- ---------- ------------- --------
 Segments
Construction              22.7         96.2        18.6         98.4        63.7         96.2        61.6        97.8
Communications             0.9          3.8         0.3          1.6         2.5          3.8         1.4         2.2
                          ----        -----        ----        -----        ----        -----        ----       -----
Total revenues            23.6        100.0        18.9        100.0        66.2        100.0        63.0       100.0
                          ====        =====        ====        =====        ====        =====        ====       =====

         OPERATING  (LOSS) INCOME BY SEGMENT

                            For the Three Months Ended March 31,             For the Nine Months Ended March 31,
                               2001                     2000                     2001                    2000
                       ---------------------- ------------------------- ------------------------ ---------------------
                                     % of                    % of                     % of                     % of
                       ($ million)    Total    ($ million)     Total    ($ million)     Total    ($ million)    Total
                      -------------- -------- -------------- ---------- ------------- ---------- ------------- --------
      Segments
Construction               2.3        100.0        (0.1)         4.8         2.4        (35.8)       (2.0)       41.7
Communications            (2.3)      (100.0)       (2.0)        95.2        (9.1)       135.8        (2.8)       58.3
                          ----        -----        ----        -----        ----        -----        ----       -----
Total operating loss       0.0        100.0        (2.1)       100.0        (6.7)       100.0        (4.8)      100.0
                          ====        =====        ====        =====        ====        =====        ====       =====

Construction revenue increased by 22.3% and 3.4% to $22.7 million and $63.7 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods of 2000. The increases were due primarily to an increase in the number of construction contracts.

Cost of construction revenue increased by 7.8% to $18.3 million in the three months ended March 31, 2001 from the comparable period in 2000. The increase was due primarily to the increase in contract revenues. However, cost of construction revenue decreased by 3.6% to $55.7 million in the nine months ended March 31, 2001 from the comparable period of 2000. The decrease was primarily due to an additional $2.6 million in costs incurred in the three months ended December 31, 1999 to complete a failed sheetmetal subcontractor's work in five projects. Gross profit margin was 19.3% in the three months ended March 31, 2001, compared to 8.4% in the three months ended March 31, 2000. The improvement in gross profit margin was due primarily to favorable close-outs on several electrical contracting jobs. Gross profit margin was 12.5% in the nine months ended March 31, 2001, compared to 6.1% in the nine months ended March 31, 2000. Excluding the $2.6 million additional costs, the gross profit margin for the nine months ended March 31, 2000 was 10.4%. The improvement in gross profit margin was due primarily to the contracting subsidiaries obtaining higher profit margin work in fiscal 2001.

Construction operating income was $2.3 million and $2.4 million in the three and nine months ended March 31, 2001, respectively, compared to operating loss of ($0.1) million and ($2.0) million in the three and nine months ended March 31, 2000, respectively. The improvement was due primarily to the increase in contract revenues and the higher gross profit margins in construction contracts.

Communications revenues increased by 200.0% and 78.6% to $0.9 million and $2.5 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods in 2000. The increase was primarily due to an increase in the numbers of cable television customers and additional revenues generated by ParaComm, Inc., a private cable operator company DualStar acquired in May 2000. Revenues generated by ParaComm were $0.2 million and $0.7 million in the three and nine months ended March 31, 2001.

Cost of communications revenues decreased by 6.4% and 6.3% to $0.6 million and $1.7 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods in 2000. The decrease was primarily due to communications employee and supply costs incurred in fiscal 2000 in connection with the buildup of infrastructure systems in MDU buildings in which the Company would provide telephone, Internet and other services to building residents. Gross profit margin was 28.6% and 31.1% in the three and nine months ended March 31, 2001, respectively, compared to gross loss margin of (106.8%) and (32.2%) in the three and nine months ended March 31, 2000, respectively. The improvement was primarily due to higher gross profit margin in cable television revenues in fiscal 2001 and the employee and supply costs incurred in fiscal 2000 in connection with the buildup of infrastructure systems. In the three and nine months ended March 31, 2001, cost of revenues generated by ParaComm was $0.1 million and $0.3 million, respectively, and gross profit margin was 32.1% and 34.6%, respectively.

Operating loss of the communications segment increased by 15.0% and 225.0% to ($2.3) million and ($9.1) million in the three and nine months ended March 31, 2001, respectively, from the comparable periods in 2000. The increase was due primarily to increases in operating expenses in connection to the implementation of the newly developed wholesale market model commenced in the third quarter of fiscal 2000. Those operating expenses include payroll and related expenses, amortization of deferred compensation (as discussed below), professional fees, and travel. Operating loss of ParaComm was $0.4 million and $1.0 million in the three and nine months ended March 31, 2001, respectively.

Due to increased costs associated with the expansion of the communications businesses, general and administrative expenses increased $2.1 million and $7.8 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods of 2000. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communication business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm, Inc., acquired in May 2000. In connection with this effort, OnTera has implemented company-wide cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets. A restructuring charge of $1.1 million and $0.1 million reflecting the impact of such reductions and refocus of markets has been recorded in the three months periods ended December 31, 2000 and March 31, 2001, respectively. A benefit from a reversal of bonus accruals of $0.9 million has also been recorded in the three months ended December 31, 2000 because those bonuses will no longer be paid due to the restructuring.

In addition to the $0.1 million restructuring in the three months ended March 31, 2001, the increase in general and administrative expenses included a $1.5 million increase in payroll and related costs, a $0.2 million increase in rent, a $0.1 million increase in insurance, and a $0.1 million increase in telephone and office supplies. Also, in addition to the $1.2 million restructuring charge and the benefit from the reversal of bonus accruals in the nine months ended March 31, 2001, the increase in general and administrative expenses included a $5.2 million increase in payroll and related costs, a $0.9 million increase in professional services, a $0.6 million increase in rent, a $0.3 million increase in telephone and office supplies, a $0.2 million increase in insurance and a $0.2 million increase in travel.

In March 2000, options to purchase 975,000 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds shall vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $3,283,875 was incurred, of which $1,094,625, or one-third, was recognized in the three month ended March 31, 2000. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed.

Depreciation and amortization increased by 167.9% and 138.2% to $0.6 million and $1.5 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods of 2000. The increase in 2001 was primarily due to additional property, equipment and infrastructure acquired during the current and prior fiscal years.

Interest income was $0.1 million and $0.5 million in the three and nine months ended March 31, 2001, respectively, and was insignificant in the comparable periods of 2000. The increase was due to investment of the Company's excess cash in an institutional money market mutual fund in the current periods.

Interest expense increased by 20.0% and 79.8% to $0.4 million and $0.9 million in the three and nine months ended March 31, 2001, respectively, from the comparable periods of 2000. The increases were due primarily to the Company's issuance of a $7.0 million secured promissory note and a $12.5 million senior secured promissory note to Madeleine L.L.C. in December 1999 and November 2000, respectively. A portion of the $12.5 million loan proceeds was used to repay the $7.0 million note.

Based on the refocus of its core markets and recent restructuring in the Company's communications businesses, in addition to the substantial losses incurred in current fiscal year, management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the deferred tax benefits of $1.1 million, reduced from $1.8 million as June 30, 2000, but will less than likely realize the benefit on the balance of the deferred taxes assets, and therefore, has increased its valuation allowance by $0.7 million to $11.8 million as March 31, 2001. Accordingly, a provision for income taxes of $0.7 million was recorded in the nine months ended March 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of March 31, 2001, the Company had debt of $14.2 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of March 31, 2001. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

The following Exhibit is filed herewith:

Exhibit Number    Description                                                                      Page Number
--------------    -----------                                                                      -----------
2.1               Securities Purchase Agreement dated as of November 8, 2000 by and among
                  Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (3)

3.1               Certificate of Incorporation, filed June 14, 1994, as restated (1)

3.2               Amended and Restated Bylaws (2)

10.1              Second Amended and Restated Note, having an original issued dated as of
                  December 1, 1999, made by Registrant in favor of Madeleine L.L.C. (4)

10.2              Stockholders Agreement dated as of November 8, 2000 by and among Registrant,
                  DSTR Warrant Co., LLC, Technology Investors Group, LLC and
                  certain members of Registrant's management (3)

10.3              Class E Warrant Agreement dated as of November 8, 2000 by and between
                  Registrant and DSTR Warrant Co., LLC (3)

10.4 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology
                  Investors Group, LLC (4)



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

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

                                  Exhibit Index

Exhibit Number    Description                                                                      Page Number
--------------    -----------                                                                      -----------
2.1               Securities Purchase Agreement dated as of November 8, 2000 by and among
                  Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (3)

3.1               Certificate of Incorporation, filed June 14, 1994, as restated (1)

3.2               Amended and Restated Bylaws (2)

10.1              Second Amended and Restated Note, having an original issued dated as of
                  December 1, 1999, made by Registrant in favor of Madeleine L.L.C. (4)

10.2              Stockholders Agreement dated as of November 8, 2000 by and among Registrant,
                  DSTR Warrant Co., LLC, Technology Investors Group, LLC and
                  certain members of Registrant's management (3)

10.3              Class E Warrant Agreement dated as of November 8, 2000 by and between
                  Registrant and DSTR Warrant Co., LLC (3)

10.4 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology
                  Investors Group, LLC (4)

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

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(4) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        DualStar Technologies Corporation


Date:  May 15, 2001                      By:  GREGORY CUNEO
     ----------------------------            ---------------------------------
                                              Gregory Cuneo
                                              President
                                              and Chief Executive Officer


Date:  May 15, 2001                      By:  ROBERT  BIRNBACH
     ------------------------------          --------------------------------
                                             Robert Birnbach
                                             Executive Vice President
                                             and Chief Financial Officer


Date:  May 15, 2001                      By: JOSEPH CHAN
     ------------------------------          --------------------------------
                                             Joseph Chan
                                             Vice President and
                                             Chief Accounting Officer