Form 10-K
period 2001-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2001-09-28
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2001

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


               11-30 47TH AVENUE, LONG ISLAND CITY, NEW YORK 11101
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Common Stock, $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of September 18, 2001 was approximately $4,265,195 based upon the closing price ($0.29) for such Common Stock on such date. The number of shares outstanding of Registrant's Common Stock, as of September 18, 2001, was 16,501,568.


PART I

         The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to future operations of DualStar Technologies Corporation and its subsidiaries ("DualStar or the "Company") may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, the ability of OnTera, Inc., a wholly owned subsidiary of the Company, to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the expected communications operating losses, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth below and in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth below in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as other factors contained herein and in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

ITEM 1 - BUSINESS

OVERVIEW

         DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. Due to significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar had previously announced its intention to expand its communications businesses aggressively. Specifically, DualStar had sought to become principally an access provider of broadband communications services to residential and commercial properties. The expansion would have required significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. However, as a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. (as defined herein). In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures.

         In connection with DualStar's prior plan to expand its communications businesses, the DualStar board of directors had determined to divest most of DualStar's construction-related businesses, and, in March 2000, had entered into a stock purchase agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). Under the M/E Agreement, DualStar would have sold High-Rise, Centrifugal and Mechanical (as defined herein) to M/E, subject to the approval of DualStar's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment was replaced by a $12.5 million loan from Blackacre's affiliate, Madeleine L.L.C., to DualStar in November 2000). However, because of the refocus of its communications business efforts, in January 2001, the Company's board of directors determined not to divest those construction-related businesses and determined to terminate and not seek stockholder approval of the M/E Agreement. Under the M/E Agreement, the Company could be liable for a $1 million "break-up" or termination fee if, within six months from the termination of the M/E Agreement, there is a 50% change of control (as defined in the M/E Agreement) or, if within one year of such termination, the construction-related businesses' assets or stock are sold to another party. See also Note A - "Company

Background and significant Accounting Policies" of the Notes to the Financial Statements referred to in Item 8 hereof.

         DualStar is a Delaware corporation. Its principal place of business is located at 11-30 47th Avenue, Long Island City, New York 11101. DualStar's telephone number is (718) 340-6655.

         DualStar's common stock, par value $.01 per share (the "Common Stock"), trades on the Over-the-Counter Bulletin Board under the symbol "DSTR." As of September 18, 2001, there were 16,501,568 shares of Common Stock issued and outstanding.

RECENT DEVELOPMENTS

    On June 13, 2001, DualStar was advised by Nasdaq that the Company's common shares had been de-listed from the Nasdaq National Market. The Company's common shares now trade on the NASD Over-the-Counter ("OTC") Bulletin Board and its ticker symbol continues to be DSTR. The decision by the Nasdaq Listing Qualifications Panel to de-list DualStar's securities was based on the Company's failure to maintain a minimum bid price of $1.00 per share.

BUSINESS AND OPERATING STRATEGIES

         DualStar Historical Background. DualStar was incorporated in the State of Delaware on June 17, 1994. In August 1994, DualStar acquired Centrifugal Associates, Inc. ("Centrifugal") and Mechanical Associates, Inc. ("Mechanical") in an exchange of securities, and Centrifugal and Mechanical each became wholly owned subsidiaries of DualStar engaged in the construction business. Centrifugal began operations in 1964 and Mechanical in 1989. In addition to Mechanical and Centrifugal, the significant construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. ("CMA"), formed in June 1995; High-Rise Electric, Inc. ("High-Rise"), formed in July 1995, Integrated Controls Enterprises, Inc. ("ICE"), formed in August 1996, and BMS Electric, Inc. ("BMS"), formed in July 2000. Property Control, Inc. ("PCI") was formed in June 1995. OnTera, Inc. ("OnTera") (formerly known as DualStar Communications, Inc.), formed in February 1996, and ParaComm, Inc. ("ParaComm"), acquired by DualStar in May 2000, comprise DualStar's communications-related business subsidiaries. Each subsidiary is wholly owned by DualStar.

         The Company historically has engaged in two business segments: construction and communications. For financial information concerning the two segments, see Note M - "Segment Information" of the Notes to the Financial Statements referred to in Item 8 hereof. During the fiscal year ended June 30, 2001, the Company's board of directors terminated the Company's aggressive pursuit of its communications business segment expansion through OnTera and ParaComm. The Company's Board of Directors also discontinued its efforts to transform the Company into purely a communications company, including deciding not to sell most of its construction businesses.

CONSTRUCTION BUSINESS AND OPERATING STRATEGIES.

Overview. High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. CMA engages in mechanical contracting services, i.e. heating, ventilation and air conditioning ("HVAC") services. High-Rise's and CMA's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

         ICE supplies, installs and services facility management, energy management, building automation, and commercial temperature control systems. In general, ICE acts as a subcontractor to mechanical subcontractors, including those of the Company. ICE also works directly for real property owners and general contractors. BMS installs and services electrical systems, concentrating on low-voltage work in the areas of building management systems and controls, and fire and security, mostly in new construction.

         PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., ownership and maintenance of real property.

         Major Customers. The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, banks, hospitals, hotels, insurance companies, securities exchanges, governmental agencies, and subcontractors. For the year ended June 30, 2001, revenue derived from two customers (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.) and Rockrose Construction Corp.) amounted to approximately 60% and 15%, respectively, of the Company's total revenue. For the year ended June 30, 2000, revenue derived from two customers (Bovis Lend Lease, Inc. and HRH Construction Corp.) amounted to approximately 49% and 16% of the Company's total revenue, respectively. In addition, for the fiscal years ended June 30, 2001 and 2000, approximately 2.0% and 16% of the Company's total revenues, respectively, derived from HRH Construction Corp. DualStar's President and Chief Executive Officer is also the President and Chief Executive Officer of HRH Construction Corp. HRH Construction Corp. is an affiliate of Blackacre.

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

         Marketing and Sales. For High-Rise and CMA, the Company's marketing strategy has focused on cultivating and maintaining long-term relationships with developers, general contractors, electrical and mechanical engineers and architects. The relatively high dollar value of each contract (generally ranging from $2 million to $15 million), combined with the technically complex nature of the projects covered by the Company's contracts result in an in-depth and complex purchase decision process for each contract. The selling cycle for the Company's contracts may last approximately 90 days. In general, sales activities are handled by senior management or direct sales personnel. Due to the depth of analysis involved in the customer's purchase decision, management must often maintain frequent interaction with the buyer throughout the selling process.

         ICE solicits property owners, general contractors, and mechanical contractors in addition to serving the mechanical subsidiaries of DualStar. BMS sells most of its services to ICE. Some work is performed for unaffiliated entities such as mechanical contractors, general contractors, owners directly and other automated temperature control contractors.

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

         At fiscal year ending June 30, 2001, the backlog of the Company's construction business was approximately $62 million as contrasted with approximately $59 million at June 30, 2000. The Company believes that most of its backlog at June 30, 2001 will be completed prior to December 31, 2002, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

         Competition. The electrical, mechanical, electronic, control and environmental businesses are characterized by intense and substantial competition. The Company's construction competitors range from small firms to large multinational companies. Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is established in the electrical and mechanical contracting industries, and will be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints.

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

         Most of the Company's construction contracts with public sector clients are awarded through a competitive bidding process that places no limit on the number or type of bidders that may compete. The process usually begins with a government Request for Proposal ("RFP") that delineates the size and scope of the proposed contract. Proposals submitted by the Company and others are evaluated by the government on the basis of technical merit, response to mandatory solicitation provisions, corporate and personnel qualifications and experience, management capabilities and cost. While each RFP sets out specific criteria for the choice of a successful offeror, RFP selection criteria in the government services market often tend to weigh the technical merit of the proposal more heavily than cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and thereby enhance its ability to compete successfully for future government work. However, the Company can make no assurances that it may be able to continue to successfully bid and compete in its marketplace.

COMMUNICATIONS BUSINESS AND OPERATING STRATEGY.

         Overview. The Company's communications businesses are conducted through OnTera and ParaComm. OnTera was originally launched as a retail provider of integrated communications services to the MDU market in the metropolitan New York area. In furtherance of this, OnTera is a Competitive Local Exchange Carrier ("CLEC"), an Internet Service Provider ("ISP"), and a provider of subscription television services. ParaComm is also a provider of subscription television services.

         OnTera offers a variety of services utilizing several delivery techniques and technologies. Local voice services are either obtained through resale arrangements with AT&T Corporation or Bell Atlantic Corporation (d/b/a Verizon Communications), or provisioned by OnTera through a switch located within an MDU. Long distance telephony is provided through a resale arrangement with AT&T, and high-speed Internet access services are offered via Ethernet and Digital Subscriber Line ("DSL"). Subscription television services offered consist of DirecTV, Dish Network or a satellite master antenna television system for basic and premium channels, which are combined with local programming by OnTera for the MDU.

         OnTera faces substantial competition for the services provided to residential consumers in the metropolitan New York area. OnTera's main competitors in the metropolitan New York area include (1) local and long distance phone companies, such as AT&T and Verizon; (2) Internet service providers ("ISPs") and cable companies providing high-speed Internet and data access services, such as EarthLink, AOL, AT&T and RCN; and (3) cable franchise operators, such as TimeWarner. OnTera attempts to differentiate itself in this highly competitive environment by improving the MDU's communications infrastructure, providing responsive support for property owners and residents, and by providing residents a single source for a variety of services. Many of OnTera's competitors are well financed, have significant market share and significantly more resources than are available to OnTera. There can be no assurance that OnTera will be able to successfully compete with respect to the services that it currently provides.

         OnTera uses a new, DSL-based infrastructure in MDUs at which it has "right of entry" agreements, in combination with satellite-based subscription television service. OnTera believes that its infrastructure results in a lower cost to provide service to an MDU than fiber- or coaxial cable-based providers. The DSL-based infrastructure offers property owners the selling advantages of faster Internet access and higher quality voice services, along with in-building sales and marketing support and the flexibility to address an owner's entire residential portfolio. Moreover, OnTera believes that its infrastructure is designed to be flexible enough to be upgraded in the future to provide extremely high speed services.

         OnTera believes that the MDU market continues to be under-served by current communications service providers, with a majority of MDUs being restricted to (i) traditional voice service provided via an Incumbent Local Exchange Carrier ("ILEC"), (ii) cable television service from franchise cable operators, and (iii) possible high-speed Internet access service provided by second- and third-tier carriers and cable overbuilders.

         Due to significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar had previously announced its intention to expand its communications businesses aggressively. Specifically, DualStar had sought to become principally an access provider of broadband communications services to residential and commercial properties. The expansion would have required significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. However, as a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures. There can be no assurance that the Company will be able to implement this cost-reduction plan in a commercially successful manner. Furthermore, there can be no assurance that the Company will be able to raise and provide the capital resources necessary to fund the expected communications businesses' operating losses. There can also be no assurance that the Company will be able to attract or retain the communications service providers to deliver communications services over the Company's infrastructure. There can be no assurance that the Company will obtain such financing on sufficiently favorable terms and conditions. Should the Company be unable to secure such additional capital, the Company may have to curtail its communications operations.

         Competition. OnTera's three lines of business are highly competitive. OnTera believes that it has a competitive advantage by offering a wider range of choices than are currently available through any one provider. However, while OnTera believes that its market and product plans acknowledge the current state of competition in the consumer communications market and take advantage of the latest technologies, OnTera cannot provide assurance that it will be able to compete successfully with the companies providing all or some of the services provided by the Company. Additionally, several of OnTera's competitors are much larger, established companies, having significantly more resources than are currently available to the Company.

         While OnTera believes that it will benefit from new and advanced technologies for video, voice and data access that are in various stages of development, these technologies are also being developed and supported by entities having significantly greater financial and other resources than the Company. New technologies and/or the competition faced by OnTera from one of the types of competitors identified above could have a materially adverse affect on the ability of OnTera to enter into access agreements with MDU owners. The Company cannot assure that it will be able to compete successfully with existing competitors or new entrants in the market for video, voice and data access services.

PATENT, TRADEMARK, SERVICE MARK, COPYRIGHT AND PROPRIETARY RIGHTS.

         Seven service marks, Global Hiring Hall, CyberBuilding, CyberBuilders, CyberCierge, DualStar Communications, DualStar and DualStar Technologies, were registered with the U.S. Patent & Trademark Office ("USPTO") on July 29, 1997, August 25, 1998, September 1, 1998, March 9, 1999, May 11, 1999, June 29, 1999
and July 13, 1999,respectively. Three trademarks, CyberBuilding, CyberView and Building Area Network, were registered with the USPTO on August 4, 1998, July 20, 1999 and October 12, 1999, respectively.

         Two trademark applications (DualStar and DualStar Technologies) that were pending with the USPTO were opposed by Dualstar Entertainment, an unaffiliated entity. There was no dollar amount in controversy. The parties have settled the oppositions by the withdrawal of oppositions by Dualstar Entertainment in exchange for the abandonment of the two pending applications by DualStar Technologies Corp. The withdrawals and the abandonments were both without prejudice.

         The Company has registered several domain names on the Internet relating to its businesses, including, without limitation, centma.com, cyberbuilding.com, cyberbuilding.org, cybercierge.com, cyberresident.com, cybertenant.com, dstr.net, dstr.org, dualstar.com, dualstar.net, dualstar.org, gracesystems.com, high-riseelectric.com, integratedcontrols.com, ontera.net, paracommonline.com and taghome.com.

         On June 30, 2000, OnTera filed with the USPTO a Provisional Patent Application respecting the structure, applications and processes used in the nation-wide network that OnTera has begun to build to deliver its Broadband Access Services. On June 29, 2001 OnTera filed a patent application with reference to the previously filed provisional application. All rights to the patent have been assigned by the inventor, OnTera's current president, to OnTera.

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

         CONSTRUCTION BUSINESSES REGULATION.

         Substantial environmental laws have been enacted in the United States and in the New York Metropolitan area in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws have increased demand for the Company's construction services, and the Company believes there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its construction operations.

         COMMUNICATIONS BUSINESSES REGULATION.

         Overview. OnTera's services are subject to federal, state and sometimes local government regulation. Federal regulation applies to OnTera's interstate and international telephony services and, for all OnTera services, federal regulation as well as state regulation affects OnTera's access to inside wiring in the MDUs that make up primary target market. OnTera's access to inside wiring can be affected by (1) definitions of the point dividing inside wiring ownership between the traditional telephone company and the property owner or (2) regulatory decisions regulating the telephone company's unbundled network elements ("UNEs") (i.e., various portions of a traditional telephone company's network that a CLEC needs to build or fill in missing parts of its facilities network). OnTera's local telephony services and facilities, which are provided only in New York State, are subject to regulation by the New York Public Service Commission. OnTera is an authorized by the FCC and the New York PSC as competitive local exchange carrier ("CLEC") and provides its telephony services under state and federal tariffs. In addition, local municipal government authorities in some cases may also assert jurisdiction over OnTera's facilities and operations. The jurisdictional reach of the various federal, state, and local authorities is subject to ongoing controversy and judicial review. The outcome of such reviews cannot be predicted.

         Federal Regulation. OnTera must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as applicable FCC regulations. The applicable FCC regulations impose on the traditional telephone companies various requirements that are intended to foster competition by entrants such as OnTera. OnTera's current retail, resold local and long distance services have benefited to some degree from the FCC's regulations under the 1996 Telecommunications Act. The desire of the traditional telephone companies to enter long distance service markets and the FCC's local competition criteria prerequisites have assisted the CLECs, such as OnTera, in obtaining cooperation from the traditional telephone companies. The FCC is showing a willingness to allow traditional telephone companies to enter the long distance market, which may negatively affect the level of cooperation that OnTera will receive from traditional telephone companies in securing timely and cost-effective access to inside wiring.

          In October 2000, the FCC issued a ruling in FCC proceeding (Promotion of Competitive Networks in Local Telecommunications Markets, NPRM, CC Docket No. 98-96, WT Docket No. 99-217). The ruling bans telecommunications providers from entering into exclusive contracts with multi-tenant office building ("MTU") owners for voice services and seeks comments on whether the FCC should extend the ban to MDU's. OnTera has no contracts with MTU owners and if the ban is extended to MDU's, OnTera does not anticipate any adverse effect from such an extension.

         In January 2001, the FCC issued a ruling in Deployment of Wireline Services Offering Advanced Telecommunications Capability (CC Docket No. 98-147) and Implementation of Local Competition Provisions of the Telecommunications Act of 1996 (CC Docket No. 96-98). The holding, which is potentially favorable to OnTera, requires ILEC's to grant CLEC's (such as OnTera) access to the high frequency portion of the ILEC's network for xDSL based high speed internet service by allowing the CLEC to interconnect with the network at "remote locations" and not just in the ILEC's central office. The right of interconnection and the terms thereof are subject to good faith negotiations between ILEC and CLEC. Depending on whether such negotiations are successful, this could result in OnTera being able to connect to the ILEC's network in the basement of the MDU where OnTera's equipment is located.

         Local Regulation. To the extent OnTera provides regulated intrastate services or decides to otherwise submit itself to the jurisdiction of the relevant state telecommunications regulatory commission, OnTera is and could be subject to such jurisdiction. There are many state commission proceedings now underway to determine the rates, charges and terms and conditions for UNEs and, in some cases, owner control of inside wiring. If a decision increases the cost of UNEs or restricts a property owner's ability to make inside wiring available to OnTera, OnTera's business could be negatively affected. The effect of state regulation on OnTera's business varies from state to state. For instance, states (or municipalities) sometimes accord to the franchised cable companies (that are OnTera's competitors not only for its television services but also potentially for data, including Internet Access, and voice services) rights of access to MDUs, which could reduce OnTera's penetration rates and may adversely affect its business.

         Like OnTera, ParaComm's business is potentially affected by the state or municipal actions granting rights of access to franchised cable companies and by FCC and state regulation respecting inside wiring. Additionally, federal legislation that confers rights on tenants to purchase and operate their own satellite signal reception equipment can result in tenant bypass of ParaComm's services and could, in some cases, adversely affect penetration rates.

         The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry or that could affect OnTera. Judicial review of existing regulations, legislative hearings, legislation, and administrative proposals could negatively influence U.S. communications companies' operations, including OnTera's operations.

Additionally, OnTera cannot predict the impact, if any, that future regulation or regulatory changes may have on its business and does not offer assurance that such future regulation or regulatory changes will not harm OnTera's business.

EMPLOYEES.

         As of June 30, 2001, the Company employed 322 full-time employees, of which 52 are engaged in administration and finance. Of the remaining full-time employees, 250 are employed by the various construction subsidiaries of the Company, with 248 engaged in manufacturing, engineering and production and 2 in marketing and sales. The remaining 20 employees are engaged in the communications business of the Company, with 11 engaged in network development, 6 in marketing and sales, and 3 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

         The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified management, technical and communications personnel. Competition for qualified personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. As of June 30, 2001, the Company had 242 employees that were represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.


                                  RISK FACTORS

AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED ONLY BY INVESTORS WHO CAN AFFORD THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE INVESTING IN THE COMPANY'S SECURITIES. SEE ALSO "NOTE ON FORWARD-LOOKING STATEMENTS."

OPERATING LOSSES AND CAPITAL REQUIREMENTS

    The Company incurred significant losses in the fiscal 2001 and 2000, especially in the communications segment, and expects the communications segment will continue to incur losses going forward. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance either that that the Company will be able to raise and provide the capital resources to fund the expected communications losses or that the construction segment will sustain profitability or positive cash flow from future operations. In addition, in the event that additional working capital becomes necessary to fund operations, there can be no assurance the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations.

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

SUBSTANTIAL COMPETITION

     Electrical and mechanical contracting, which represent the Company's core businesses, are characterized by intense and substantial competition. As a result of the competition in those areas, the bidding process whereby the Company seeks to obtain new contracts has also become more competitive and the profit margins capable of being achieved through such contracts fluctuate based upon competitive and economic conditions. There can be no assurance that the Company will continue to obtain new contracts with satisfactory profit margins.

      The businesses of Company's communications subsidiaries involve rapid technological change and are also characterized by intense and substantial competition. In this communications segment, the Company has encountered substantial competition from companies that are substantially larger and have substantially greater financial, marketing and technical resources and greater name recognition than the Company and which are established providers of these services. The Company faces intense competition from local exchange carriers, including the regional bell operating companies which currently dominate their local telecommunications markets. The Company also competes with long distance carriers in the provision of long distance services. Hundreds of other companies also compete in the long distance marketplace. Other competitors of the Company include cable and satellite television companies, competitive access providers, Internet service providers, competitive local exchange carriers, integrated communications providers, wireless, microwave and satellite carriers and private networks owned by large end users. There can be no assurance that the Company, with its more limited resources and experience, will be able to successfully compete in these fields.

SOCIAL, POLITICAL AND ECONOMIC RISKS AFFECTING OPERATIONS

         The Company is exposed to the risk of changes in social, political and economic conditions. In addition, the Company's operations may be affected adversely by changes in the general economic climate in the New York Metropolitan area There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

         The Company's customers include various general contractors, government agencies, hospitals, hotels, insurance companies, securities exchanges and subcontractors. For the year ended June 30, 2001, revenue derived from two customers (Bovis Lend Lease, Inc. (f/k/a Lehrer McGovern Bovis, Inc.) and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenue, respectively. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

DEPENDENCE ON MANAGEMENT

         The Company's business is dependent upon a small number of key executives. The loss of the services of key executives or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company.

POTENTIAL LIABILITY AND INSURANCE

         The Company's operations involve electrical, mechanical, electronic, control, environmental, information technology, security, telephone, Internet and television infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains general liability insurance covering damage resulting from bodily injury or property damage to third parties. The policy, however, does not include coverage for comprehensive environmental impairment or professional liability which may be caused by the Company's actions.

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

ENVIRONMENTAL RISK FACTORS

         Substantial environmental laws have been enacted in the United States and in the New York metropolitan area in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws may increase demand for the Company's services, and the Company believes that there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its operations.

ITEM 2 - PROPERTIES

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

          OnTera sublets, on a month-to-month basis, office space in New York, NY from Starrett Corporation (of which the Company's president and CEO is (non-director) chairman and the Company's CFO was director, president and CEO). Starrett is majority owned by Blackacre and an affiliate of HRH Construction Corporation. Additionally, OnTera and ParaComm lease, on a month-to-month basis, office space in several cities.

         The Company believes that adequate office and warehouse space is available in each of the markets in which it currently transacts its construction and communications business and in the markets in which it intends to transact business. The Company further believes that the productive use of its current facilities represents approximately 70 percent of capacity. Total rental expense for the Company for recent periods is as follows:

            PERIOD                                          EXPENSE
            -----------                                  -------------

            Year ended June 30, 2001.......................$502,000
            Year ended June 30, 2000.......................$ 47,000


ITEM 3 - LEGAL PROCEEDINGS

     (a) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and Contractor Project. In pleadings filed with the Bankruptcy Court prior to the appointment of a Chapter 7 trustee, Triangle alleged, among other things, that CMA is indebted to Triangle in an amount ranging between $1,400,000 and $3,000,000. Triangle also suggested in such pleadings that there may exist potential causes of action by Triangle against the Company and/or CMA, including breach of contract, tortious interference and unfair competition. Triangle did not commence any formal legal actions or proceedings with respect to any of such allegations (other than seeking to obtain discovery from CMA and DualStar). On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2,435,097 based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. Triangle's Chapter 7 trustee stated its intention to institute legal proceedings in the Bankruptcy Court against CMA and the owners of the Subcontractor Projects to recover such funds. CMA and DualStar dispute Triangle's and the Chapter 7 trustee's allegations and assertions and believe that they are without merit.

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

     (b) The Company and Trident Mechanical Systems, Inc. ("Trident"), a dormant, wholly owned subsidiary of the Company, were defendants in a lawsuit filed in January 2000. The plaintiff was seeking in excess of $30,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as constituted, exceeded the Company's general as well as umbrella liability policy limits in the aggregate. In June 2001, the Company's insurance company settled the lawsuit and all claims related to the lawsuit with the plaintiff and agreed to pay the plaintiff an amount within the Company's liability policy limits. Accordingly, no provision for loss was made in the accompanying financial statements.

     (c) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

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

     (d) In the ordinary course of business, the Company is involved in claims concerning personal injuries and other matters, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its general and umbrella liability policies. No provision for such claims has been made in the accompanying financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the NASD Over-the-Counter ("OTC") Bulletin Board under the symbol "DSTR." Prior to June 13, 2001, the Company's Common Stock was traded on the Nasdaq National Market. On June 13, 2001, the Company's Common Stock was de-listed from the Nasdaq National Market and began trading on the OTC Bulletin Board.

         The following table sets forth, on a per share basis, the high and low closing sale prices of the Company's Common Stock for the fiscal year ended June 30, 2000 and for the fiscal year ended June 30, 2001 (through June 13, 2001). The following table also sets forth, on a per share basis, the range of reported high and low bid quotations on the OTC Bulletin Board, as derived from the National Association of Securities Dealers, Inc., for the period from June 13, 2001 to June 30, 2001 and for the first quarter (through September 27, 2001) of the Company's fiscal year ending June 30, 2002. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.


                                                             Closing Sale Prices
                                                             -------------------

                                                      High               Low
                                                      ----               ---
Fiscal 2000
-----------

First Quarter                                         $6.438             $3.875
Second Quarter                                        $9.25              $3,969
Third Quarter                                         $12.75             $5.938
Fourth Quarter                                        $7.797             $3.00

Fiscal 2001
-----------

First Quarter                                         $4.375             $1.1875
Second Quarter                                        $1.9375            $0.25
Third Quarter                                         $0.8125            $0.25
Fourth Quarter (through June 12, 2001)                $0.85              $0.3125

                                                                Bid Quotations
                                                                --------------

                                                      High               Low
                                                      ----               ---
Fiscal 2001
-----------

Fourth Quarter (June 13, 2001 through June 30, 2001)  $0.60              $0.30

Fiscal 2002
-----------

First Quarter (through September 27, 2001)            $0.34              $0.22


         As of September 18, 2001, there were 99 record holders of the Company's Common Stock.

         The Company has not declared any dividends since its incorporation. The Company does not anticipate the declaration or payment of dividends in the foreseeable future. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, the Company's financial condition, capital requirements, general business conditions and other factors.

ITEM 6 - SELECTED FINANCIAL DATA


                                                               DUALSTAR TECHNOLOGIES CORPORATION
                                                                 SELECTED FINANCIAL DATA (1)
                                                           (Dollars in thousands, except per share data)

                                                                     YEAR ENDED JUNE 30,
                                      -----------------------------------------------------------------------------------
                                           2001             2000             1999            1998             1997
                                           ----             ----             ----            ----             ----
STATEMENT OF OPERATIONS DATA:
Revenue                                  $ 83,218          $87,285          $92,650         $94,280          $73,618
(Loss) income from operations             (14,176)          (8,583)             703             597           (6,468)
Net (loss) income                         (15,713)          (8,651)           1,322             556           (6,512)
Basic (loss) income per share              $(0.95)          $(0.67)           $0.14           $0.06           $(0.72)
Diluted (loss) income per share            $(0.95)          $(0.67)           $0.13           $0.06           $(0.72)

                                                                           JUNE 30,
                                      -----------------------------------------------------------------------------------
                                           2001             2000             1999            1998             1997
                                           ----             ----             ----            ----             ----
BALANCE SHEET DATA:
Working capital                           $13,836          $16,404         $  3,818         $   365          $   263
Total assets                               43,573           58,400           38,595          33,345           26,577
Long-term liabilities                      14,340            1,921            3,430             977            1,119
Stockholders' equity                        8,778           24,605            6,689           5,367            4,811

(1) The Selected Financial Data represent the consolidated date for the years ended June 30, 2001, 2000, 1999, 1998 and 1997.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. Due to significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar had previously announced its intention to expand its communications businesses aggressively. Specifically, DualStar had sought to become principally an access provider of broadband communications services to residential and commercial properties. The expansion would have required significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. However, as a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures.

         In connection with DualStar's prior plan to expand its communications businesses, the DualStar board of directors had determined to divest most of DualStar's construction-related businesses, and, in March 2000, had entered into a stock purchase agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). Under the M/E Agreement, DualStar would have sold High-Rise, Centrifugal and Mechanical (as defined below) to M/E, subject to the approval of DualStar's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment was replaced by a $12.5 million loan from Blackacre's affiliate, Madeleine L.L.C., to DualStar in November 2000). The aggregate purchase price for such businesses would have been $11 million, consisting of $1 million in cash and a $10 million secured 10-year note bearing interest at 10% per annum. However, because of the refocus of its communications business expansion efforts, in January 2001, the Company's board of directors determined not to divest those construction-related businesses and determined to terminate and not seek stockholder approval of the M/E Agreement. Under the M/E Agreement, the Company could be liable for a $1 million "break-up" or termination fee if, within six months from the termination, there is a 50% change of control (as defined in the M/E Agreement) or, if within one year of termination, the construction-related businesses' assets or stock are sold to another party.

         Because of the Company's board of directors decision of not to divest most of DualStar's construction-related businesses, the financial position of such businesses as are no longer presented as the discontinued operations in the accompanying audited consolidated financial statements. In addition, certain reclassifications have been made to prior year amounts to conform to the June 30, 2001 presentation.

CAPITAL RESOURCES AND LIQUIDITY

         Cash balances at June 30, 2001 and 2000 were approximately $3.7 million and $13.8 million, respectively. In fiscal 2001 and 2000, the Company used approximately $12.7 million and $12.1 million, respectively, of net cash in its operating activities. These net uses of cash were attributed primarily to pay trade payables and fund operating losses incurred in the Company's communications businesses. In fiscal 1999, the Company used approximately $3.9 million of net cash in its operating activities. The net use of cash was attributed primarily to pay trade payables.

         During fiscal 2001, the Company acquired capital assets of approximately $3.3 million, of which approximately $0.7 million was financed by a note. During fiscal 2000, the Company acquired capital assets of approximately $1.2 million, of which approximately $0.2 million was financed by capital leases. During fiscal 1999, the Company acquired capital assets of approximately $0.4 million, of which approximately $0.2 million was financed by capital leases. The capital assets acquired during the periods were primarily for investment in communications infrastructure systems for multiple dwelling unit ("MDU") buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents.

Senior Secured Promissory Note

         On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

         Under the terms of the loan agreement between the Company and Madeleine, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of approval by the Company's stockholders. The nature of the conditions precedent to Madeleine's obligation to make the additional loan result in such additional loan being available at Madeleine's sole discretion. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the additional loan. If Madeleine determines to waive the conditions precedent and the loan is made, the Company will issue to Madeleine, subject to stockholder approval, additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding.

         Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the loan agreement. In addition, the delisting of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement which will defer the interest payment and remove the listing requirement from the loan agreement. The Company is currently reviewing the loan amendment offered by Madeleine, and will continue to discuss with Madeleine the terms of the loan agreement.

Mortgage payable

         In November 1999, the Company refinanced its mortgage loan and increased the loan balance to $1.75 million, yielding approximately $1.0 million of net cash. In fiscal 2001 and 2000, the Company repaid approximately $20,000 and $27,000, respectively, of the mortgage payable. As of June 30, 2001 and 2000, the Company had a mortgage payable of approximately $1.7 million of which approximately $26,000 and $22,000, respectively, were classified as current liabilities.

RECENT DEVELOPMENTS


         On June 13, 2001, DualStar was advised by Nasdaq that the Company's common shares had been delisted from the Nasdaq National Market. The Company's common shares now trade on the NASD Over-the-Counter (OTC) Bulletin Board and its ticker symbol continues to be DSTR. The decision by the Nasdaq Listing Qualifications Panel to delist DualStar's securities was based on the Company's failure to maintain a minimum bid price of $1.00 per share.


INFLATION

         The Company has continued to experience the benefits of a low inflation economy in the New York Metropolitan area. In general, the Company's construction-related businesses enter into long-term fixed price contracts which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.

RESULTS OF OPERATIONS

                                  NET REVENUES BY SEGMENT
                                             2001                       2000                       1999
                                             ----                       ----                       ----
                                                      % of                      % of                      % of
  Segments                         ($ million)        Total    ($ million)      Total     ($ million)     Total
                                  --------------- ----------- -------------- ----------- --------------- ----------
  Construction                             79.8         95.9       85.3         97.7          90.4         97.6

  Communications                            3.4          4.1        2.0          2.3           2.2          2.4
                                  --------------- ----------- -------------- ----------- --------------- ----------

  Total revenues                           83.2        100.0       87.3        100.0          92.6        100.0
                                  =============== =========== ============== =========== =============== ==========


                                  OPERATING (LOSS) INCOME BY SEGMENT

                                             2001                       2000                        1999
                                             ----                       ----                        ----
                                                     % of                       % of                       % of
  Segments                         ($ million)       Total    ($ million)       Total      ($ million)      Total
                                  --------------- ----------- -------------- ----------- --------------- -----------
  Construction                             0.5        4.3             (1.0)        16.7            2.5     (147.1)
  Communications                         (12.1)    (104.3)            (5.0)        83.3           (0.8)      47.1
                                  --------------- ----------- -------------- ----------- --------------- -----------
  Total operating loss                   (11.6)     100.0             (6.0)       100.0           (1.7)     100.0
                                  =============== =========== ============== =========== =============== ===========

Fiscal 2001 Compared to Fiscal 2000

         Construction revenue decreased $5.5 million or 6.4% from $85.3 million in 2000 to $79.8 million in 2001. The decrease was primarily due to fewer construction contracts started in 2001.

         Cost of construction revenue decreased $7.0 million or 8.9% from $78.8 million in 2000 to $71.8 million in 2001. In addition to the decrease in construction revenue, the decrease in costs was due primarily to an additional $2.6 million in costs incurred in 2000 on five projects in completing the work of a sheetmetal subcontractor that filed for bankruptcy. Gross margin percentage increased to 9.0% in 2001 from 7.6% in 2000. The improvement in gross margin percentage was due primarily to favorable close-outs of several electrical contracts in 2001 and the $2.6 million additional costs incurred in 2000 to complete the failed sheetmetal subcontractor's work in 2000. Excluding the $2.6 million additional costs, the gross margin percentage would have been 8.9% in 2000.

         Construction operating income was $0.5 million in 2001, compared to operating loss of $0.1 million in 2000. The improvement was due primarily to the increase in gross profit margin in 2001. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations.

         Communications revenue increased $1.4 million or 70% from $2.0 million in 2000 to $3.4 million in 2001. The increase was primarily due an increase in the numbers of cable television customers and additional revenue generated by ParaComm. Revenue generated by ParaComm were $1.0 million in 2001, and $0.1 million for the period from May 11 to June 30, 2000.

         Cost of communications revenue increased $0.7 million or 46.7% from $1.5 million in 2000 to $2.2 million in 2001. The increase was primarily due to increases in communications revenue. Gross profit margin percentage increased to 35.3% in 2001 from 25.0% in 2000. The increase in gross profit margin percentage was primarily due to the higher profit margin in cable television revenue. Cost of revenue generated by ParaComm was $0.4 million in 2001 and immaterial for the period from May 11 to June 30, 2000, and gross profit margin percentage was 63.6% in 2001 and 85.2% for the period from May 11 to June 30, 2000.

         Operating loss of the communications segment increased $7.1 million or 142.0% from ($5.0) million in 2000 to ($12.1) million in 2001. The increase was due primarily to a write-down of intangible assets and increases in operating expenses in connection to the implementation of the newly developed wholesale market model commenced in the third quarter of fiscal 2000. Those operating expenses include payroll and related expenses, professional fees, travel and entertainment. The Company expects the communications segment will continue to incur operating losses going forward. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations. Operating loss of ParaComm was ($1.5) million and ($0.2) million for the year ended June 30, 2001 and the period from May 11 to June 30, 2000, respectively.

         Due to increased costs associated with the previous expansion of the communications businesses, on the consolidated basis, the Company's general and administrative expenses increased $7.0 million or 53.8% from $13.0 million in 2000 to $20.0 million in 2001. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communication business expansion efforts by concentrating on core assets located in the New York City and Los Angeles areas and by operating ParaComm. In connection with this effort, OnTera has implemented company-wide cost reductions, including reductions in personnel, infrastructure and capital expenditures in non-core markets. A restructuring charge of $1.0 million reflecting the impact of such reductions and refocus of markets was recorded in 2001. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in 2001 because those bonuses would no longer be paid due to the restructuring.

         In addition to the $0.1 million restructuring charge, net of the reversal of bonus accruals in 2001, the increase in general and administrative expenses included a $5.0 million increase in payroll and related costs, a $0.8 million increase in professional fee, a $0.7 million increase in rent and operating leases, a $0.3 million increase in telephone and office supplies, and a $0.2 million increase in insurance.

         Depreciation and amortization increased $1.2 million or 120.0% from $1.0 million in 2000 to $2.2 million in 2001. The increase was primarily due to additional property, equipment and infrastructure acquired during the current and prior fiscal years in connection with the expansion of the communications businesses.

         In fiscal 2001, due to the expected future losses in the communications businesses and the decreasing market values of subscriber list and access rights, accordingly, the Company wrote down the carrying values of goodwill, subscriber list and access rights capitalized in May 2000 in connection with the purchase of ParaComm by $1.2 million. In fiscal 2000, due to the expansion of the Company's communications business model, certain telephone equipment deployed in 1997 may not be utilized under the new delivery strategy and may be sold. Accordingly, in fiscal 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

         In March 2000, options to purchase 975,000 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would vest ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1.8 million was incurred, of which $0.6 million, or one-third, was recognized in 2000. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed.

         Interest income increased $0.3 million or 100% from $0.3 million in 2000 to $0.6 million in 2001. The increase was due to investment of the Company's excess cash in an institutional money market mutual fund and marketable securities.

         Interest expense increased $0.6 million or 42.9% from $0.8 million in 2000 to $1.4 million in 2001. The increases were due primarily to the Company's issuance of a $7.0 million secured promissory note and a $12.5 million senior secured promissory note to Madeleine L.L.C. in December 1999 and November 2000, respectively. A portion of the $12.5 million loan proceeds was used to repay the $7.0 million note.

         Based on the refocus of its core markets and recent restructuring in the Company's communications businesses, in addition to the substantial losses incurred in current fiscal year, management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the deferred tax benefits of $1.1 million, reduced from $1.8 million as June 30, 2000, but will less than likely realize the benefit on the balance of the deferred taxes assets, and therefore, has increased its valuation allowance by $15.1 million to $21.8 million as June 30, 2001. Accordingly, a provision for deferred income taxes of $0.7 million was recorded in 2001.

Fiscal 2000 Compared to Fiscal 1999

         Construction revenue decreased $5.1 million or 5.6% from $90.4 million in 2000 to $85.3 million in 2001. The decrease was primarily due to the cancellation of a $24 million project, which was originally planned to start in November 1999 and to be completed in mid 2001. The cancellation of the project was caused by a sheetmetal subcontractor that filed for bankruptcy and the Company's decision to limit its potential loss on the project because of such subcontractor's bankruptcy.

         Cost of construction revenue decreased $1.5 million or 1.9% from $80.3 million in 1999 to $78.8 million in 2000. The decrease in costs was due primarily to the decrease in revenues. The Company recorded an additional $2.6 million in costs on five projects in completing the failed sheetmetal subcontractor's work in 2000. Gross margin percentage decreased to 7.6% in 2000 from 11.2% in 1999. Excluding the $2.6 million additional costs, the construction businesses' gross profit margin would have been 10.7% in 2000.

         Operating loss from the construction segment was ($1.0) in 2000, compared with operating income of $2.5 million in 1999. In addition to the $2.6 million additional costs to complete the failed sheetmetal subcontractor's work in 2000, the decrease was due primarily to the decrease in construction revenue.

         Due to the adoption of the newly developed wholesale market model, communications revenue decreased $0.2 million or 9.1% from $2.2 million in 1999 to $2.0 million in 2000. The decrease was primarily due to the communications subsidiary's reduced efforts to sign up new retail customers since the latter part of the fiscal 2000. The subsidiary sought to offer communications services providers a variety of communications services on a wholesale basis, provided over platforms owned and operated by the subsidiary to and within a multiple tenant building.

         Cost of communications revenue increased $0.3 million or 16.7% from $1.8 million in 1999 to $2.1 million in 2000. The increase was primarily due to increases in the number of communications employees and in supply costs incurred in connection with the buildup of communication platforms for the newly developed wholesale market approach. Due to the increase in costs in building up the new business platforms and the decrease in revenues, the gross margin percentage was break-even in 2000, compared to 14.3% in 1999. The Company expects gross margin percentage to increase after the buildup of such platforms.

         Operating loss of the communications segment increased $4.2 million or 525% from ($0.8) million in 1999 to ($5.0) million in 2000. The increase was due primarily to increases in operating expenses in connection to the implementation of the newly developed wholesale market model. Those operating expenses included payroll and related expenses, amortization of deferred compensation (as discussed below), professional fees, travel and entertainment, and impairment of fixed assets (as discussed below).

         On a consolidated basis, the Company's general and administrative expenses increased $3.8 million or 42.4% from $9.2 million in 1999 to $13.0 million in 2000. The increase was primarily attributed to the Company's refocus from the construction businesses to the communications businesses, and included a $2.1 million increase in payroll and related costs, a $1.2 million increase in professional fees, a $0.3 million increase in travel and entertainment expense, and write-offs of bad debts totaling $0.3 million.

         Depreciation and amortization increased $0.4 million or 66.7% from $0.6 million in 1999 to $0.1 million in 2000. The increase was primarily due to additional capital expenditures acquired during the year in connection with the expansion of the Company's communications businesses.

         The Company recorded a $0.6 million deferred compensation charge for stock options granted to officers in March 2000 with an exercise price lower than the closing price of the Company's stock on the dates on which such options were granted.

         The Company's communications business was originally launched as a retail provider of integrated communications services to the MDU market exclusively in the metropolitan New York area. The Company had planned on expanding its communication businesses and a new management team was hired at the communications subsidiary for the purpose of devising, implementing and operating a wholesale broadband access business focusing on the MDU market in major metropolitan areas. Due to the expansion of the Company's communications business model, certain telephone equipment deployed in 1997 may not be utilized under the new delivery strategy and may be sold. Accordingly, in fiscal 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

         Interest income was $0.3 million in 2000 and was insignificant in 1999. The increase was due primarily to investment of the Company's excess cash in an institutional money-market mutual fund in 2000.

         Interest expense increased $0.4 million or 100% from $0.4 million in 1999 to $0.8 million in 2000. The increase was due primarily to additional interest expense in connection with the $7.0 million Madeleine Bridge Loan.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. As of June 30, 2001, the Company had debt of $15.0 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of June 30, 2001. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Financial Statements following Item 14 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning each of the Company's directors and executive officers:

         NAME                    AGE      POSITION WITH THE COMPANY


   Jared E. Abbruzzese            47      Director(1)(2)
   Gregory Cuneo                  42      President, Chief Executive Officer and Director
   Raymond Steele                 66      Director(1)(2)
   Robert J. Birnbach             36      Executive Vice President, Chief Financial Officer and Secretary
   Joseph C. Chan                 40      Vice President and Chief Accounting Officer
   Ronald Fregara                 52      President - CMA
   Stephen Yager                  49      Vice President - CMA
   Barry Halpern                  49      President - High-Rise
   Nicholas Ahel                  58      Vice President - High-Rise
   Vincent D'Onofrio              41      President - OnTera

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

         Jared E. Abbruzzese has been a director of DualStar since September 1999 and he has served as Chairman from February 2000 to June 2001. Mr. Abbruzzese is a founder and Chairman of TechOne Capital Group LLC, a consulting and private investment firm concentrating in the telecommunications and technology sectors. Mr. Abbruzzese was the founder and served as Chairman and Chief Executive Officer of CAI Wireless Systems, Inc., an MMDS operator located in Albany, New York, from August 1991 until CAI's acquisition by WorldCom, Inc. in August 1999 (Mr. Abbruzzese served in such capacities for CAI during CAI's 1998 Chapter 11 proceeding). He is also a co-founder of Crest Communications LLC, a private communications fund; a member of the governing board of VenInfoTel LLC, a Venezuelan telephone and cable company.

         Gregory Cuneo has been President and Chief Executive Officer of DualStar since the Company was founded in August 1994. He has also served as a director since August 1994 and served as Chairman of the Company from December 1998 until February 2000. Mr. Cuneo is also (non-director) Chairman of Starrett Corporation, a position he has held since August 1999, and Chief Executive Officer of HRH Construction Corp., an affiliate of Starrett. Mr. Cuneo and Mr. Birnbach are first cousins.

         Raymond Steele, a retired businessman, has been a director of the Company since December 1998. In addition to the Company, Mr. Steele has been a member of the board of directors of ICH Corp. since June 1997. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through
1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988).

         Robert J. Birnbach, a founder of the Company, has been Chief Financial Officer of DualStar since December 1996, Executive Vice President since July 1999 and Secretary since February 2000. He was a member of DualStar's board of directors from September 1999 until February 2000. From December 1996 until July 1999, Mr. Birnbach served as Vice President of DualStar and from August 1994 until December 1996, he was DualStar's Director of Corporate Development/Mergers & Acquisitions. Mr. Birnbach was President and Chief Executive Officer and a member of the board of directors of Starrett Corporation from January 2000 until November 2000. He was also a member of the board of directors of HRH Construction Corp., an affiliate of Starrett. Prior to joining DualStar, Mr. Birnbach was an advisor with the financial advisory and accounting firm of Coopers & Lybrand from 1991 to August 1994.

         Joseph C. Chan has been Vice President and Chief Accounting Officer of DualStar since December 1996. He was controller of DualStar from November 1994 until December 1996. Prior to joining the Company, Mr. Chan was a certified public accountant with Konigsberg, Wolf & Co. P.C. from October 1987 to November 1994.

         Ronald Fregara, a founder of the Company, served as an Executive Vice President of the Company from December 1996 until February 2000, and served as a Vice President from August 1994 until December 1996. Mr. Fregara has been President of CMA since December 1996. Mr. Fregara was a member of the Company's board of directors from August 1994 until February 2000.

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

         Barry Halpern has served as President of High-Rise since July 1995.

         Nicholas Ahel has served as Vice President of High-Rise since July
1995.

         Vincent M. D'Onofrio has served as President and Chief Technology Officer of OnTera since February 2001 and is responsible for the day to day operations of OnTera. From March 2000 to February 2001, Mr. D'Onofrio served as OnTera's Executive Vice President and Chief Technology Officer. From March 1996 until February 2000, Mr. D'Onofrio served as President and Chief Executive Officer of OnTera. Mr. D'Onofrio is also President of ParaComm.

ITEM 11 - EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning the compensation paid or awarded for each of DualStar's last three completed fiscal years to DualStar's Chief Executive Officer and its four most highly compensated officers (the "Named Executives") at June 30, 2001.

                                                                         Long Term
                                                                       Compensation
                                             Annual Compensation          Awards
                                         ---------------------------- ----------------
             (a)                 (b)         (c)           (d)              (g)              (i)
                                                                        Securities
                               Fiscal                                   Underlying        All Other
 Name and Principal Position   Period      Salary         Bonus         options (#)      compensation
------------------------------ --------- ------------ --------------- ---------------- -----------------
Gregory Cuneo                  2001        $275,000      $25,000                 -          $33,238 (2)
Chief Executive Officer        2000        $270,961            -           200,000 (1)      $35,038 (2)
                               1999        $150,000      $67,500                 -           $5,794 (2)

Barry Halpern                  2001        $260,000     $966,712                 -          $1,954 (2)
President - High-Rise          2000        $230,000     $251,065           100,000 (3)      $1,954 (2)
                               1999        $156,600     $180,000                 -          $2,947 (2)



Nicholas Ahel                  2001        $260,000     $966,712                 -          $1,652 (2)
Vice President - High-Rise     2000        $230,000     $251,065           100,000 (3)      $1,652 (2)

                               1999        $156,600     $180,000                 -          $2,618 (2)

Robert Birnbach                2001        $219,703     $125,000                 -          $1,872 (2)
Chief Financial Officer        2000        $225,015            -            25,000 (4)      $1,872 (2)
                               1999        $147,810            -                 -          $1,872 (2)

Vincent D'Onofrio              2001        $208,366      $50,000                 -          $2,260 (2)
President - OnTera             2000        $173,942      $33,333            50,000 (1)      $2,260 (2)
                               1999        $119,873      $50,000                 -          $2,543 (2)

(1) Consists of options granted under the Company's 1994 Stock Option Plan, as amended (the "Plan"), to purchase 200,000 shares granted on August 12, 1999 at an exercise price of $4.00 per share and vest in five installments on each of December 31, 1999, 2000, 2001, 2002 and 2003.
(2) Includes the value of personal benefits, such as disability insurance, automobile expenses and/or director fees, pursuant to each officer's employment agreement. See "Employment Agreements." (3) Consists of options granted under the Plan on February 15, 2000. The options have an exercise price of $5.25 per share and were 100% vested on February 15, 2000.
(4) Consists of options granted under the Plan on March 8, 2000. The options have an exercise price of $10.25 per share and were 100% vested on March 8, 2000.

COMPENSATION OF DIRECTORS

         Directors of the Company are paid an annual fee of $25,000 and a fee of $1,000 per board meeting attended in person, and $600 per telephonic meeting or committee meeting (regardless of attendance in person or by telephone), plus, in all cases, reimbursement of out-of-pocket expenses. For the year ended June 30, 2001, the Company paid each of Messrs. Abbruzzese, Cuneo and Steele $29,200 in director fees.

OPTION GRANTS IN LATEST FISCAL YEAR

         No stock options were granted to any of the Named Executives during fiscal 2001.

Aggregate Option Exercises in Latest Fiscal Year and Fiscal Year-End Values

         The following table sets forth certain information with regard to the outstanding options to purchase DualStar Common Stock as of the end of the fiscal year ended June 30, 2001 for the five Named Executives in the Summary Compensation Table above.

          (a)                  (b)           (c)                    (d)                               (e)
                             Shares         Value          Number of Securities              Value of Unexercised
                           Acquired on    Realized    Underlying Unexercised Options   In-the-Money Options at June 30,
          Name            Exercise (#)       ($)             at June 30, 2001                        2001
                                                       Exercisable     Unexercisable     Exercisable      Unexercisable
Gregory Cuneo                   -             -           80,000          120,000            $ -               $ -
Barry Halpern                   -             -          301,000             -               $ -               $ -
Nicholas Ahel                   -             -          226,000             -               $ -               $ -
Robert Birnbach                 -             -          666,000             -               $ -               $ -
Vincent D'Onofrio               -             -          221,000           30,000            $ -               $ -

Employment Agreements

         Effective August 1994, DualStar entered into employment agreements with Messrs. Cuneo, Yager and Fregara. The employment agreements expired in August 1997 and have been renewed for two additional three-year terms through August 2003. Mr. Cuneo's current salary is $275,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. Messrs. Fregara and Yager's current salaries are each $235,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. The salaries under these executive's employment agreements, as amended, may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Compensation Committee.

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

         Pursuant to the employment agreements for each of Messrs. Halpern and Ahel, employment may be terminated by the Company with Cause (as defined in the agreements) or by the executive with or without good reason (as defined in the agreements). Termination of employment by the Company without Cause, or by the executive with good reason would entitle the executive to severance in the amount of executive's then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. Additionally, all unvested options to purchase DualStar common stock issued to the executive shall vest immediately, and be exercisable for a period of 9 months following the date of termination. Certain other benefits continue for a period of 6 months following the date of termination. In the event of a termination of employment by the Company with Cause, the executive is entitled to receive all base salary through the date of termination. Options held by such executive that are vested on the date of termination remain exercisable for a period of 90 days from the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by the executive, the executive is entitled to receive her or his annual base salary through the date of termination and be eligible for a pro rata portion of any bonus. Options held by an executive who voluntarily terminates his employment that are vested remain exercisable for a period of 90 days from the date of termination. Upon a termination of employment as a result of an executive's death or disability, all vested options remain exercisable for a period of 18 months following the date of termination.

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

         Mr. Birnbach's employment with the Company may be terminated by the Company with Cause (as defined in the agreement) or by Mr. Birnbach with or without good reason (as defined in the agreement). Upon termination, all vested options remain exercisable for the duration of the option. Termination of employment by the Company without cause, or by Mr. Birnbach with good reason would entitle Mr. Birnbach to severance in the amount of two times Mr. Birnbach's annual base salary, plus other perquisites for the one-year period following the date of termination; additionally, all unvested options to purchase Company Common Stock would vest immediately.

         In fiscal 2000, OnTera entered into an employment agreement with Vincent D'Onofrio, currently President and Chief Technology Officer, at a current annual base salary of $225,000; in addition, he is eligible for a bonus of up to 40% of his annual base salary, upon the achievement of specified performance targets. Annual base salary and bonus percentage may be increased, but not decreased, by the OnTera board of directors.

         Pursuant to the OnTera employment agreement, employment may be terminated by OnTera with Cause (as defined in the agreements) or by Mr. D'Onofrio with or without good reason (as defined in the agreements). Termination of employment by OnTera without Cause, or by Mr. D'Onofrio with good reason would entitle the executive to severance in the amount of executive's then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. In the event of a termination of employment by OnTera with Cause, the Mr. D'Onofrio is entitled to receive all base salary through the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by the executive, the executive is entitled to receive her or his annual base salary through the date of termination and be eligible for a pro rata portion of any bonus.

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

         Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2001, 3,218,225 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal 2001.

401(K) PLAN

         The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to 15% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash of DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2001, DualStar made no contribution to the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         No Compensation Committee interlock relationship existed during the fiscal year ended June 30, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect to beneficial ownership of DualStar Common Stock as of September 18, 2001 by each stockholder of the Company who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of DualStar Common Stock.

            NAME AND ADDRESS OF             AMOUNT AND NATURE OF
             BENEFICIAL OWNER               BENEFICIAL OWNERSHIP    PERCENT OF CLASS
   -------------------------------------- ------------------------- -----------------
   Technology Investors Group, LLC
   25 Coligni Avenue
   New Rochelle, NY 10801                        1,791,000               10.9%

         The following table sets forth certain information with respect to beneficial ownership of DualStar Common Stock as of September 18, 2001 by all directors and all Named Executives identified in the Summary Compensation Table above in "Item 11. Executive Compensation," individually, and by all directors and all executive officers of DualStar as a group.

                                      AMOUNT AND NATURE OF     PERCENT OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
------------------------------------- ---------------------- ---------------

Gregory Cuneo                                 515,000(1)           2.6%
Jared E. Abbruzzese                                --                *
Raymond Steele                                115,000(2)             *
Robert Birnbach                               669,000(3)           3.4%
Barry Halpern                                 301,000(2)           1.5%
Nicholas Ahel                                 226,000(2)           1.1%
Vincent D'Onofrio                             221,000(2)           1.1%
All directors and executive
officers as a group (10 persons)            3,327,000(4)          16.9%

*     Less than 1%.

(1) Consists of (i) options to purchase 80,000 shares of Company common stock granted under the Company's 1994 Stock Option Plan, as amended (the "Plan"), exercisable within 60 days of September 18, 2001 and (ii) 435,000 shares of Company common stock.
(2) Consists of options granted under the Plan, exercisable within 60 days of September 18, 2001.
(3) Consists of (i) options to purchase 666,000 shares of Company common stock granted under the Plan, exercisable within 60 days of September 18, 2001 and
(ii) 3,000 shares of Company common stock.
(4) Consists of (i) options to purchase 2,019,000 shares of Company common stock granted under the Plan, exercisable within 60 days of September 18, 2001, and
(ii) 1,308,000 shares of Company common stock.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) The Company's mechanical contracting business leases shop space, on a month-to-month basis, from a company in which certain officers own a majority interest. No written lease agreement is signed. Rent expense for the years ended June 30, 2001, 2000 and 1999 was $46,000, $34,000 and $46,000, respectively.

     (b) The Company's communications business sublets office space in New York, NY from Starrett Corporation (of which the Company's president and CEO is (non-director) chairman and the Company's CFO was director, president and CEO until November 2000). Starrett had billed OnTera $16,340 for office improvements associated with the property in fiscal 2000. Rent expense for the year ended June 30, 2001 was $99,000.

     (c) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company, is a principal, has provided consulting services to the Company since August 12, 1999, pursuant to letter agreements dated August 12, 1999 and March 24, 2000. Currently, the Company is a party to a consulting agreement dated June 1, 2000 with TechOne. The consulting fee payable under the consulting agreement is $30,000 per month, plus reimbursement of expenses. The consulting agreement provides, among other things, that other than termination as a result of a material breach by TechOne, the Company may terminate this consulting agreement only by giving written notice to TechOne of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to TechOne for the consulting services rendered through the date of termination, plus all reimbursable amounts for which TechOne has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by TechOne for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $30,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001 and 2000, consulting expense in connection with the agreement was $360,000 and $180,000, respectively.

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control regardless of the satisfaction of the vesting requirements set forth above (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants.

     (d) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC, an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001 and 2000, consulting expense in connection with the agreement was $240,000 and $20,000, respectively.

     (e) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (c). The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants.

     (f) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG. For the year ended June 30, 2001, consulting fee for the services was $170,000.

     (g) At June 30, 2001, the Company had loans to two officers in the amounts of $96,000 and $60,000, respectively:

         (i) An original loan of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by the officer in the prior periods and a promissory note was signed by the officer for the remaining loan balance of $96,000. The note bears interest rate of 7.75% per annum and is due in August 2006. In addition, the officer provided all stock options granted to the officer by the Company as the collateral and security of the note.

         (ii) The $60,000 loan is due on demand, with an interest rate of 7.75% per annum. The officer had also borrowed $350,000 from the Company in June 2001 and repaid the loan with interest in June 2001. In addition, the officer had purchased various services from the Company totaling $134,000 during fiscal 2001, of which $84,000 has been paid through September 2001.

     (h) ParaComm, Inc. purchases various marketing and business consulting services from two companies, which ParaComm's former president, who resigned in May 2001, holds equity interests. For the year ended June 30, 2001, approximately $45,000 of expense was incurred for the services provided by these two companies. For the period from May 11, 2000, the date the Company acquired ParaComm, to June 30, 2000, approximately $12,000 of expense was incurred for the services provided by these two companies.

     (i) On October 26, 1999, CMA borrowed $1 million from TIG. The loan was evidenced by a promissory note made by CMA in favor of TIG, providing for interest at a per annum rate of 10% and a maturity date of December 15, 1999. The loan was guaranteed by DualStar and collateralized by certain of DualStar's assets. The promissory note was paid in full in December 1999 from the proceeds of the Madeleine Bridge Loan.

     (j) For the fiscal years ended June 30, 2001 and 2000, approximately 2.0% and 16% of the Company's total revenues were derived from HRH Construction Corp., respectively. DualStar's President and Chief Executive Officer is also the President and Chief Executive Officer of HRH Construction Corp.

     In addition, DualStar's President and Chief Executive Officer is (non-Director) Chairman of Starrett Corporation, which is an affiliate of HRH Construction Corp. Mr. Cuneo is compensated as Chairman of Starrett under a consulting agreement between Starrett Corporation and Starrett Consulting, L.L.C. (of which Mr. Cuneo is a 50% member). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, a member of TIG. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 in equal monthly installments, plus an additional fee may be earned in certain circumstances. (Mr. Brad Singer, a 25% member of TIG, is also an independent contractor for HRH Construction Corp. Hades Advisors, LLC may be deemed an affiliate of TIG.) DualStar's Executive Vice President and Chief Financial Officer was Director, President and Chief Executive Officer of Starrett Corporation. Since these two DualStar officers became officers of HRH Construction Corp. and/or Starrett Corporation, DualStar has been awarded one new contract in the amount of approximately $1.0 million from HRH Construction Corp.

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

         2.  Exhibits

         Set forth below is a list of exhibits being filed with this Report.

Exhibit No. and Description in the Exhibit List for this Report

NUMBER                              TITLE
------                              -----
 2.1     Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant,
         Cereberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
 2.2     Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E
         Contracting Corp.  (2)
 2.3     Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI
         Acquisition Co. and ParaComm, Inc. (2)
 2.4     Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant,
         DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
 3.1     Certificate of Incorporation, filed June 14, 1994, as restated. (1)
 3.2     Amended and Restated Bylaws. (2)
 4.1     Specimen Copy of Common Stock Certificate. (1)
 4.2     DualStar Technologies Corporation 1994 Stock Option Plan, as amended. (1)
 4.3     1994 Stock Option Plan Amendment. (3)
 10.1    Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994.
         (1)
 10.2    Employment Agreement between the Registrant and Stephen J. Yager, dated August 31,
         1994. (1)
 10.3    Employment Agreement between the Registrant and Ronald Fregara, dated August 31,
         1994. (1)
 10.4    Employment Agreement between the Registrant and Robert J. Birnbach dated June 7,
         2000. (3)
 10.5    Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000. (3)
 10.6    Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000. (3)
 10.5    Second Amended and Restated Note, having an original issued dated as of December 1,
         1999, made by Registrant in favor of Madeleine L.L.C. (5)
 10.6    Stockholders Agreement dated March 28, 2000 among DualStar Technologies Corporation,
         Blackacre Capital Management L.L.C., Cerberus Capital Management, L.P., Gregory Cuneo
         and Robert J. Birnbach. (2)
 10.7    Stockholders Agreement dated as of November 8, 2000 by and among Registrant, DSTR
         Warrant Co., LLC, Technology Investors Group, LLC and certain members of Registrant's management. (5)
 10.8    Class E Warrant Agreement dated as of November 8, 2000 by and between Registrant and
         DSTR Warrant Co., LLC. (4)
 10.9    Registration Rights Agreement dated as of November 8, 2000 by and among Registrant,
         DSTR Warrant Co., LLC and Technology Investors Group, LLC. (5)
 10.10   Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance
         Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
 10.11   Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the
         Company and the former ParaComm stockholders.(3)
 10.12   Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson,
         Mark Mayhook and Geneva Associates Merchant  Banking Partners I, LLC. (3)
 10.13   Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
 10.14   Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors,
         LLC. (3)
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Grant Thornton LLP.
 27.1    Financial Data Schedule (electronic filings only).

----------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.


(B)      REPORTS ON FORM 8-K

          NO CURRENT REPORTS ON FORM 8-K WERE FILED DURING THE LAST QUARTER OF THE PERIOD COVERED BY THIS REPORT.

(C)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

         The exhibits listed under (a)(2) of this Item 14 are filed with this Report.


(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 2001

         None.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                PAGE

Report of Independent Certified Public Accountants               F-2
Financial Statements
   Consolidated Balance Sheets                                   F-3
   Consolidated Statements of Operations                         F-4
   Consolidated Statement of Shareholders' Equity             F-5 - F-6
   Consolidated Statements of Cash Flows                      F-7 - F-9
   Notes to Consolidated Financial Statements                F-10 - F-36

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




         Board of Directors and Shareholders
         DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


         We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting standards generally accepted in the United States of America.




         GRANT THORNTON LLP


         New York, New York
         September 28, 2001

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,
                                                                                       -----------------------------------------
                                                                                              2001                 2000
                                                                                          -------------        --------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $3,711,287          $14,800,310
  Accounts receivable - net of allowance for doubtful accounts of
     $586,000 and $646,000 in 2001 and 2000, respectively                                    23,761,367           23,864,625
  Retainage receivable                                                                        3,926,902            6,690,023
  Costs and estimated earnings in excess of billings on uncompleted contracts                 1,236,557            2,095,711
  Deferred tax asset                                                                            377,000              178,000
  Prepaid expenses and other current assets                                                   1,278,469              649,217
                                                                                       -------------------- --------------------
         TOTAL CURRENT ASSETS                                                                34,291,582           48,277,886

Property and equipment - net of accumulated depreciation and amortization                     7,621,297            5,803,757
Other Assets:
  Deferred tax asset                                                                            699,000            1,574,000
  Intangible assets - net of accumulated amortization                                           365,219            2,056,036
  Other                                                                                         595,883              688,731
                                                                                       -------------------- --------------------
            TOTAL ASSETS                                                                    $43,572,981          $58,400,410
                                                                                       ==================== ====================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                          $12,437,911          $17,074,725
  Billings in excess of costs and estimated earnings on uncompleted contracts                 3,572,160            3,989,801
  Accrued expenses and other current liabilities                                              4,445,041            3,809,745
  Promissory note payable                                                                             -            7,000,000
                                                                                       -------------------- --------------------
         TOTAL CURRENT LIABILITIES                                                           20,455,112           31,874,271

Senior secured promissory note payable                                                       12,500,000                    -
Mortgage payable - net of current portion                                                     1,691,744            1,715,948
Other liabilities                                                                               148,613              205,112
                                                                                       -------------------- --------------------
            TOTAL LIABILITIES                                                                34,795,469           33,795,331
                                                                                       -------------------- --------------------

Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock - par value, $.01 per share; 25,000,000 shares authorized; 16,501,568
    and 16,476,568 shares issued and outstanding in 2001 and 2000, respectively                 165,016              164,766
  Additional paid-in capital                                                                 41,575,421           42,613,550
  Accumulated deficit                                                                       (32,760,425)         (17,047,237)
  Other comprehensive loss                                                                     (202,500)                   -
  Deferred compensation                                                                               -           (1,126,000)
                                                                                       -------------------- --------------------
          TOTAL SHAREHOLDERS' EQUITY                                                          8,777,512           24,605,079
                                                                                       -------------------- --------------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $43,572,981          $58,400,410
                                                                                       ==================== ====================


The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,

                                                                             2001                 2000               1999
                                                                         -------------        -------------      --------------

Revenues earned                                                           $83,217,978          $87,284,513         $92,649,578
Costs of revenues earned, excluding depreciation and
  amortization of $1,236,652, $437,996 and $141,302 in 2001,
  2000 and 1999, respectively                                              73,946,373           80,305,881          81,750,668
                                                                   -------------------- ------------------- -------------------

Gross profit                                                                9,271,605            6,978,632          10,898,910
                                                                   -------------------- ------------------- -------------------
Operating expenses:
  General and administrative expenses, excluding amortization of deferred compensation of $637,428 in 2000, and
    depreciation and amortization of
    $977,810, $427,617 and $211,313 in 2001,
    2000 and 1999, respectively                                            20,043,044           13,049,411           9,191,860
  Depreciation and amortization                                             2,214,462            1,047,323             561,261
  Amortization of deferred compensation                                             -              637,428                   -
  Impairment of fixed and intangible assets                                 1,190,000              300,000                   -
                                                                   -------------------- ------------------- -------------------
Total operating expenses                                                   23,447,506           15,034,162           9,753,121
                                                                   -------------------- ------------------- -------------------

Operating (loss) income                                                   (14,175,901)          (8,055,530)          1,145,789
Other (income) expense:
  Interest income                                                            (578,484)            (264,580)                  -
  Interest expense                                                          1,364,984              791,868             442,541
                                                                   -------------------- ------------------- -------------------
Other expense - net                                                           786,500              527,288             442,541
                                                                   -------------------- ------------------- -------------------

(Loss) income before provision
  (benefit) for income taxes                                              (14,962,401)          (8,582,818)            703,248

Provision (benefit) for income taxes
    Current tax provision                                                      74,787               68,000              31,000
    Deferred tax provision (benefit)                                          676,000                    -            (650,000)
                                                                   -------------------- ------------------- -------------------

Net (loss) income                                                        $(15,713,188)         $(8,650,818)         $1,322,248
                                                                   ==================== =================== ===================

Basic (loss) income per share:
   Net (loss) income per share                                                 $(0.95)              $(0.67)              $0.15
   Weighted average shares outstanding                                     16,497,255           12,824,121           9,000,000

Diluted (loss) income per share:
   Net (loss) income per share                                                 $(0.95)              $(0.67)              $0.13
   Weighted average shares outstanding                                     16,497,255           12,824,121          10,993,860


The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 2001, 2000 and 1999


                                                                      Additional
                                             Common Stock               paid-in          Accumulated         Deferred
                                        Shares         Amount           Capital             Deficit        Compensation
                                        ------         -------          -------             -------        ------------

Balance - June 30, 1998                 9,000,000        $90,000       $14,995,836       $(9,718,667)               -

Net income for the year ended June
  30, 1999                                      -              -                 -          1,322,248               -
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 1999                 9,000,000         90,000        14,995,836         (8,396,419)              -

Net loss for the year ended June
  30, 2000                                      -              -                 -         (8,650,818)              -
Exercise of Class A warrants            4,510,571         45,106        17,997,178                  -               -
Exercise of Underwriter unit option       400,000          4,000         2,306,000                  -               -
Conversion of convertible note          1,791,000         17,910         2,455,419                  -               -
Costs in connection with                        -              -           (21,824)                 -               -
Issuance of common stock and              774,997          7,750         3,117,513                  -               -
Issuance of compensatory stock
  options                                       -              -         1,763,428                  -     $(1,126,000)
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 2000                16,476,568       $164,766       $42,613,550      $ (17,047,237)    $(1,126,000)


                                          Other
                                      Comprehensive
                                          Loss               Total
                                          ----               -----

Balance - June 30, 1998                                   $5,367,169

Net income for the year ended June
  30, 1999                                                 1,322,248
                                   -------------------- -----------------

Balance - June 30, 1999                       -            6,689,417

Net loss for the year ended June
  30, 2000                                                (8,650,818)
Exercise of Class A warrants                              18,042,284
Exercise of Underwriter unit option                        2,310,000
Conversion of convertible note                             2,473,329
Costs in connection with                                     (21,824)
Issuance of common stock and                               3,125,263
Issuance of compensatory stock
  options                                                    637,428
                                   -------------------- -----------------

Balance - June 30, 2000                       -          $24,605,079

                                                                          DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (CONTINUED)

                                                                                 Years ended June 30, 2001, 2000 and 1999


                                                                      Additional
                                             Common Stock               paid-in          Accumulated         Deferred
                                        Shares         Amount           Capital             Deficit        Compensation
                                        ------         -------          -------             -------        ------------

Balance - June 30, 2000                 16,476,568       $164,766       $42,613,550      $(17,047,237)       $(1,126,000)
Net loss for the year ended June
  30, 2001                                                                                (15,713,188)
Issuance of common stock and                25,000            250            87,871
Reversal of deferred compensation                                        (1,126,000)                           1,126,000
Unrealized loss on marketable
  securities
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 2001                 16,501,568       $165,016       $41,575,421      $(32,760,425)                 -
                                     ============== ============== ================== ================== =================

                                         Other
                                     Comprehensive
                                         Loss               Total
                                         ----               -----

Balance - June 30, 2000                         -          $24,605,079
Net loss for the year ended June
  30, 2001                                                 (15,713,188)
Issuance of common stock and                                    88,121
Reversal of deferred compensation                                    -
Unrealized loss on marketable
  securities                              $(202,500)          (202,500)
                                  -------------------- -----------------

Balance - June 30, 2001                   $(202,500)        $8,777,512
                                  ==================== =================

The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,


                                                                              2001               2000               1999
                                                                              ----               ----               ----


Cash flows from operating activities:
  Net (loss) income                                                         $(15,713,188)        $(8,650,818)        $1,322,248
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities
     Depreciation and amortization                                             2,214,462           1,047,323            561,261
     Deferred income taxes                                                       676,000                   -           (650,000)
     Accrued interest  converted to common stock                                       -             124,385                  -
     Impairment of fixed and intangible assets                                 1,190,000             300,000                  -
     Amortization of deferred compensation                                             -             637,428                  -
        (Increase) decrease in assets, net of assets acquired
            Accounts receivable                                                  103,258            (132,986)        (4,332,198)
            Retainage receivable                                               2,763,121            (545,435)        (1,638,949)
            Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                 859,154            (735,299)           147,059
            Prepaid expenses and other current assets                            111,664            (254,753)           124,012
            Other assets                                                         (65,544)           (606,395)           189,396
         Increase (decrease) in liabilities, net of liabilities
           Accounts payable                                                   (4,636,817)         (4,309,577)         1,966,591
           Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                (417,641)            994,805           (887,801)
           Accrued expenses and other current liabilities                        174,637               9,006           (663,757)
                                                                       ------------------- ------------------ ------------------

Net cash used in operating activities of continuing operations               (12,740,894)        (12,122,316)        (3,862,138)
                                                                       ------------------- ------------------ ------------------

Cash flows from investing activities:
   Capital expenditures                                                       (2,667,323)         (1,020,434)          (265,851)
    Purchase of marketable securities                                           (892,500)                  -                  -
    ParaComm, Inc.'s cash at purchase date                                             -             264,853                  -
   Costs in connection with purchase of ParaComm, Inc.                                 -             (54,984)                 -
                                                                       ------------------- ------------------ ------------------

    Net cash used in investing activities                                    $(3,559,823)          $(810,565)         $(265,851)
                                                                       ------------------- ------------------ ------------------

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                              Years ended June 30,


                                                                              2001               2000               1999
                                                                              ----               ----               ----

Cash flows from financing activities
   Proceeds from senior secured promissory note payable                        $5,500,000          $7,000,000                  -
   Principal payments of loan and lease payables                                 (268,226)         (1,150,431)          $(95,494)
   Principal payment of mortgage payable                                          (20,080)            (27,084)           (48,750)
   Exercise of Class A warrants and underwriter unit option                             -          20,352,285                  -
   Net proceeds  from refinancing of mortgage payable                                   -             996,250                  -
   Costs in connection with conversion of convertible note                              -             (21,824)                 -
   Proceeds from subordinated convertible note                                          -                   -          2,500,000
   Proceeds from subordinated note                                                      -                   -          1,000,000
                                                                       ------------------- ------------------ ------------------

   Net cash provided by financing activities                                    5,211,694          27,149,196          3,355,756
                                                                       ------------------- ------------------ ------------------

Net (decrease) increase in cash and cash equivalents                          (11,089,023)         14,216,315           (772,233)

Cash and cash equivalent at beginning of year                                  14,800,310             583,995          1,356,228
                                                                       ------------------- ------------------ ------------------

Cash and cash equivalents at end of year                                       $3,711,287         $14,800,310           $583,995
                                                                       =================== ================== ==================

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                   $641,038            $719,449           $330,757
      Income taxes                                                                 71,503              87,986             14,910


Non-cash investing and financing transactions:

     (1) In connection with an agreement in exchange for access rights, the Company issued 25,000 shares of Company common stock and warrants to purchase 2,676 shares of Company common stock in the year ended June 30, 2001. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $250 and additional paid-in capital was increased by $87,871.

     (2) In November 2000, the Company sold to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                            Years ended June 30, 2001

Non-cash investing and financing transactions:

     (3) In August 1996, the Company acquired real property which was financed by a $900,000 mortgage loan. In November 1999, the Company refinanced the mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.

     (4) The Company acquired equipment related to the delivery of communications services which was financed by a note in the amount of $668,265 in the year ended June 30, 2001. The Company acquired equipment related to the delivery of Internet access which was financed by capital leases in the total amount of $193,546 and $156,792 during the fiscal years ended June 30, 2000 and 1999, respectively.

     (5) In May 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional-paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase date, the Company allocated the excess to subscriber list, access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively.

     (6) In July 1999, Technology Investors Group, LLC ("TIG") converted its $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 representing the remaining indebtedness to TIG. In connection with the conversion, the Company incurred costs of $41,471 which have been charged to additional paid-in capital. As a result of the transaction, the Company's common stock (in par value) was increased by $17,910 and additional paid-in capital was increased by $2,455,419.

     (7) In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and $637,428 was charged to fiscal 2000 operating result. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1,126,000.



The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

     Background and Financial Statement Presentation

     DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Associates") and Centrifugal Service, Inc. ("Service") (collectively, "Centrifugal"), and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal and Mechanical in exchange for all of the stock of Centrifugal and Mechanical and these companies became wholly owned subsidiaries of DualStar. Subsequently, DualStar formed new wholly owned subsidiaries, including Centrifugal/Mechanical Associates, Inc., Property Control, Inc., High-Rise Electric, Inc., OnTera, Inc. (formerly known as DualStar Communications, Inc.), Integrated Controls Enterprises, Inc. and BMS Electric, Inc. In May 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. (see Note P).

     The accompanying financial statements for the years ended June 30, 2001, 2000 and 1999 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. Due to significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar had previously announced its intention to expand its communications businesses aggressively. Specifically, DualStar had sought to become principally an access provider of broadband communications services to residential and commercial properties. The expansion would have required significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. However, as a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc (as defined herein). In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     In connection with DualStar's prior plan to expand its communications businesses, the DualStar board of directors had determined to divest most of DualStar's construction-related businesses, and, in March 2000, had entered into a stock purchase agreement (the "M/E Agreement") with M/E Contracting Corp. ("M/E"), an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). Under the M/E Agreement, DualStar would have sold High-Rise, Centrifugal and Mechanical (as defined herein) to M/E, subject to the approval of DualStar's stockholders and the consummation of a previously-announced $46.2 million investment by Blackacre (which investment was replaced by a $12.5 million loan from Blackacre's affiliate, Madeleine L.L.C., to DualStar in November 2000). However, because of the refocus of its communications business expansion efforts, in January 2001, the Company's board of directors determined not to divest those construction-related businesses and determined to terminate and not seek stockholder approval of the M/E Agreement. Under the M/E Agreement, the Company could be liable for a $1 million "break-up" or termination fee if, within six months from the termination of the M/E Agreement, there is a 50% change of control (as defined in the M/E Agreement) or, if within one year of such termination, the construction-related businesses' assets or stock are sold to another party.

     In addition, on June 15, 2000, the Company announced that it had entered into letters of intent with Exelon Capital Partners, Inc. ("Exelon") and Blackacre Capital Management L.L.C. ("Blackacre") with respect to an investment by both parties in newly-created preferred stock of the Company. Under the letter of intent with Exelon, subject to definitive documentation, stockholder and regulatory approval, Exelon would make a $55 million preferred stock investment in the Company. Blackacre's letter of intent contemplated a $20 million preferred stock investment in the Company, and further contemplated that if the Exelon transaction did not close, that Blackacre would lend $20 million to the Company on a senior secured basis, which loan would be convertible into DualStar common stock at the option of Blackacre at the conversion price of $4.00 per share.

     On September 27, 2000, the Company announced that Blackacre had extended its commitment to lend the Company $20 million, and that Exelon had notified the Company that Exelon had decided not to move forward with their proposed preferred stock investment. In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. (see Note E(1))

     The Company expects the communications segment will continue to incur operating losses going forward. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations.

     On June 13, 2001, DualStar was advised by Nasdaq that the Company's common shares had been de-listed from the Nasdaq National Market. The Company's common shares now trade on the NASD Over-the-Counter (OTC) Bulletin Board and its ticker symbol continues to be DSTR. The decision by the Nasdaq Listing Qualifications Panel to de-list DualStar's securities was based on the Company's failure to maintain a minimum bid price of $1.00 per share.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

     (1) Revenue and Cost Recognition

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

         Contract costs include all direct materials, direct labor and other indirect costs such as tools, supplies and site office expenses. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and such changes are recognized in the period in which the revisions are determined. An amount equal to costs incurred attributable to pending change orders is included in revenues when recovery is probable.

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

     (2) Use of Estimates in Financial Statements

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

     (3) Fair Value of Financial Instruments

         The carrying amount of cash, marketable securities, contracts and retainage receivable, accounts payable and current debt approximates fair value, principally because of the short-term maturity of these items. The fair value of the Company's long-term debt approximates carrying value as the interest rates on the related debt approximate the Company's current borrowing rate.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

     (4) Property and Equipment

         Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for, on a straight-line basis, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to fifteen years.

     (5) Impairment of Long-term Assets

         On an ongoing basis, the Company reviews the valuation and amortization of long-term assets. As part of this review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In the fourth quarter of fiscal 2001, the carrying value of intangible assets was written down by $1,190,000 as a result of the Company's consideration of the estimated undiscounted future cash flow of ParaComm, Inc, a communications subsidiary (see Note P). In determining the amount of impairment loss, the Company considered the estimated market value of the subsidiary's subscriber list, access rights and related equipment. In the fourth quarter of fiscal 2000, the carrying value of certain communication equipment was written down by $300,000 as a result of the Company's anticipated change in strategy of delivering its communications services. In determining the amount of the impairment loss, the Company considered the present value of the amount that could be recovered upon the sale of the assets.

     (6) Intangible Assets

         Subscriber list, access rights and goodwill derived from the purchase of ParaComm, Inc. are stated at an estimated value at the closing of the purchase less accumulated amortization. Subscriber list, capitalized access rights and goodwill were being amortized on a straight-line basis over three, five and ten years, respectively (see Note A (5)).

     (7) Per Share Data

         The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the years ended June 30, 2001 and 2000, stock options and warrants (see Notes E, F, I, K and P) have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. In 1999, warrants to purchase 4,600,000 shares of common stock were not included in the computation of diluted net income per share because the exercise price of those warrants was greater than the average market price of the common stock.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

         The weighted average number of shares and earnings (loss) per share for the years presented is as follows:
                                                        (LOSS)INCOME               SHARES               PER SHARE
                                                        (NUMERATOR)            (DENOMINATOR)             AMOUNT
                                                     -------------------    ---------------------    ----------------
                 Year Ended June 30, 2001:
         BASIC LOSS PER SHARE
         Net loss                                    $(15,713,188)                16,497,255              $(0.95)
                                                     ----------------------------------------------------------------
         DILUTED LOSS PER SHARE
         Net loss                                    $(15,713,188)                16,497,255              $(0.95)
                                                     ================================================================

                 Year Ended June 30, 2000:
         BASIC LOSS PER SHARE
         Net loss                                      $(8,650,818)               12,824,121              $(0.67)
                                                     ----------------------------------------------------------------
         DILUTED LOSS PER SHARE
         Net loss                                      $(8,650,818)               12,824,121              $(0.67)
                                                     ================================================================

                 Year Ended June 30, 1999:
         BASIC EARNING PER SHARE
         Net income                                     $1,322,248                 9,000,000               $0.15
         EFFECT OF DILUTIVE SECURITIES
         Options                                                                     949,110
         Subordinated convertible note                     112,663                 1,044,750
                                                     ----------------------------------------------------------------
         DILUTED EARNING PER SHARE
         Net income                                     $1,434,911                10,993,860               $0.13
                                                     ================================================================

     (8) Income Taxes

         The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

     (9) Cash and Cash Equivalents

         The Company considers its money market funds with an original maturity of three months or less to be cash equivalents. At June 30, 2001 and 2000, the Company has approximately $0.6 million and $13.2 million, respectively, in money market funds in the United States which are uninsured. The Company has not experienced any losses on these funds and believes it is not exposed to any significant credit risk on these cash equivalents.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

    (10) Reclassification

         In January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses. Accordingly, the financial position of such businesses as of June 30, 2001 and 2000, and their financial results and cash flows for the fiscal years ended June 30, 2001, 2000 and 1999 are no longer presented as discontinued operations in the accompanying audited consolidated financial statements. In addition, certain reclassifications have been made to prior year amounts to conform to the June 30, 2001 presentation.

    (11) Other Comprehensive Income (Loss)

         Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. The marketable securities were acquired in March 2001 for $892,500. As of June 30, 2001, the unrealized loss on the Company's available-for-sale securities is $202,500 and has been reported as a component of shareholders' equity. Comprehensive loss for the year ended June 30, 2001 is $15,915,688.

NOTE B - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consist of the following:

                                                                                       June 30,
                                                                   --------------------------------------------------
                                                                            2001                       2000
                                                                        -------------            ----------
       Compensation                                                         $1,661,634               $1,807,646
       Current portion of mortgage and lease payables                          648,914                  188,253
       Unearned revenues                                                       411,168                   94,446
       Interest                                                                414,527                   36,155
       Professional fees                                                       311,856                  673,577
       Communication taxes payable                                             201,503                  392,958
       Other                                                                   795,439                  616,710
                                                                   ------------------------ ------------------------
                                                                            $4,445,041               $3,809,745
                                                                   ======================== ========================

NOTE C - INTANGIBLE ASSETS

     Intangible assets consist of the following:
                                                                                       June 30,
                                                                   -------------------------------------------------
                                                                            2001                       2000
                                                                        -------------            ----------

       Subscriber list                                                      $683,492               $1,165,732
       Access rights                                                         249,579                  444,875
       Goodwill                                                                 -                     518,978
                                                                   ------------------------ ------------------------
                                                                             933,071                2,129,585
       Less accumulated amortization                                        (567,852)                 (73,549)
                                                                   ------------------------ ------------------------
                                                                            $365,219               $2,056,036
                                                                   ======================== ========================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                                              June 30,
                                                                          -----------------------------------------------
                                                                                   2001                      2000
                                                                               -------------           ----------

       Network infrastructure and equipment                                        $7,596,381              $4,582,488
       Building and building improvements                                           1,596,719               1,596,719
       Computer equipment                                                           1,158,273                 860,941
       Office furniture and equipment                                                 367,322                 265,726
       Automobiles                                                                    282,941                 282,941
       Machinery and equipment                                                        100,898                 100,898
                                                                          ----------------------- -----------------------

                                                                                   11,102,534               7,689,713
       Less accumulated depreciation and amortization                              (3,796,237)             (2,200,956)
                                                                          ----------------------- -----------------------

                                                                                    7,306,297               5,488,757
       Land                                                                           315,000                 315,000
                                                                          ----------------------- -----------------------

                                                                                   $7,621,297              $5,803,757
                                                                          ======================= =======================

NOTE E - DEBT

     (1) Senior Secured Promissory Note

         On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, expiring in December 2007 and subject to antidilution provisions, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine (see Note E (4)) and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

         Under the terms of the loan agreement between the Company and Madeleine, an additional loan of $7.5 million may be made to the Company by Madeleine, on the same terms as the $12.5 million loan. This additional loan is subject to certain conditions, including, without limitation, receipt of approval by the Company's stockholders. The nature of the conditions precedent to Madeleine's obligation to make the additional loan results in such additional loan being available at Madeleine's sole discretion. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the additional loan. If Madeleine were to waive the conditions precedent and the loan is made, the Company will issue to Madeleine additional warrants to purchase 1,875,000 shares of its common stock at an exercise price of $4.00 per share. The Company has no assurance that Madeleine will waive the conditions precedent to the additional funding.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E (CONTINUED)


         Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement to defer the interest payment and remove the listing requirement from the loan agreement. The Company is currently reviewing the loan amendment language offered by Madeleine, and will continue to discuss with Madeleine the terms of the amendment.


     (2) Mortgage Payable

         On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. As of June 30, 2001, the mortgage balance was approximately $1.72 million. For the years ended June 30, 2001, 2000 and 1999, interest expense of approximately $124,000, $115,000 and $81,000, respectively, was recorded for the mortgage loans.

         At June 30, 2001, principal payments under the mortgage loan are as follows:

                          2002                               $     26,092
                          2003                                     26,306
                          2004                                     28,631
                          2005                                  1,636,807
                                                            ---------------
                                                                1,717,836
                          Less current portion                    (26,092)
                                                            ---------------
                                                               $1,691,744
                                                            ===============

         The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 2001 and 2000, the Company met both the net working capital and the tangible net worth amounts.

     (3) Subordinated Convertible Note

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

NOTE E (CONTINUED)

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

         For the year ended June 30, 2000, interest expense of approximately $128,000 was recorded for the note.

     (4) Promissory Note

         On December 16, 1999, the Company sold a $7 million secured convertible promissory note (the "Madeleine Bridge Loan") to Madeleine. The note has an interest rate of 11% per annum and was due on May 31, 2000. The due date of the note was extended to the closing date of the Blackacre investment. In November 2000, the Madeleine Bridge Loan was retired from the proceeds of the Senior Secured Promissory Note (see Note E
         (1)). The Company was advised that contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000.

         For the year ended June 30, 2000, interest expense of approximately $451,000 was recorded for the loan.

NOTE F - SHAREHOLDERS' EQUITY

     In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. During January and February 2000, a total of 4,510,571 shares of the Company's common stock were issued pursuant to the exercise of the Company's Class A Warrants which prior to its expiration on February 14, 2000. The Class A Warrants entitled holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. In addition, at a purchase price of $5.78 per share, 400,000 shares of the Company's common stock were issued upon exercise of a purchase option previously granted to an underwriter in connection with the Company's February 1995 initial public offering. The aggregate proceeds to the Company from the exercise of the warrants and the option were $20,352,284 during fiscal 2000.


     In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and general and administrative expenses were increased by $637,428 for the year ended June 30, 2000. In February 2001, such employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1,126,000 for the year ended June 30, 2001.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (CONTINUED)

     In January 2000, the Company, subject to stockholder approval and other conditions, granted a total of 400,000 Class C warrants to two officers of the Company. The original exercise price of the warrants was $6.50 per share, which was reduced by the Company's Board of Directors in June 2000 to $5.25 per share. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class C warrants.

NOTE G - INCOME TAXES

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the net operating loss carryforward, allowance for doubtful accounts and accumulated depreciation.

     Management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the tax benefits of $1,076,000, but will less than likely realize the benefit on the balance of the deferred tax assets, and therefore, has recorded a valuation allowance.

     The following is a summary of the items giving rise to deferred tax benefits at June 30, 2001 and 2000:

                                                             June 30,
                                                -------------------------------
                                                     2001               2000
                                                     -----              ----
     Current
         Allowance for doubtful accounts         $   377,000        $  178,000
                                                ----------------- -------------

     Long-term
         Net operating loss carryforward          15,892,000         8,209,000
         Accumulated depreciation                    105,000            20,000
                                                ----------------- -------------
                                                  15,997,000         8,229,000
                                                ----------------- -------------

     Total deferred tax assets                    16,374,000         8,407,000
     Less valuation allowance                    (15,298,000)       (6,655,000)
                                                ----------------- -------------

     Net deferred tax assets                      $1,076,000        $1,752,000
                                                ================= =============

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G (CONTINUED)

     The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:



                                                                   June 30,
                                              ----------------------------------------------------
                                                    2001               2000             1999
                                                    ----               ----             ----

     Statutory federal income tax                $(5,342,000)       $(2,839,000)         $239,000
     State and local income taxes                 (2,357,000)        (1,995,000)           31,000
     Net operating loss carryforward                       -                  -          (239,000)
     Valuation allowance                           8,375,000          4,834,000          (650,000)
     State capital taxes                              74,787             68,000                 -
                                              ------------------ ----------------- ---------------

                                                    $750,787            $68,000         $(619,000)
                                              ================== ================= ===============

     The Company has net operating losses of approximately $30.0 million available for federal income tax purposes, and net operating losses of approximately $31.2 million for state and local tax purposes, expiring in the years 2011 to 2019. The Company's ability to utilize net operating losses to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

     In 2001 and 2000, no federal income tax expense was recorded due to the net loss. In 1999, no federal income tax expense was recorded as a result of a benefit of $239,000 for the utilization of a portion of the net operating loss carryforward for financial accounting purposes.

NOTE H - COMMITMENTS AND CONTINGENCIES

     (1) The Company leases certain equipment under operating leases expiring at various dates through June 2005. At June 30, 2001, minimum rental commitments under noncancellable operating leases are as follows:


                 2002                                   $145,000
                 2003                                     88,000
                 2004                                     53,000
                 2005                                     20,000
                                             ----------------------

                                                        $306,000
                                             ======================

     Equipment rent for the years ended June 30, 2001, 2000 and 1999 was $369,000, $179,000 and $126,000, respectively.

     (2) The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 2001, 2000 and 1999, the Company contributed $13.6 million, $14.2 million and $12.0 million, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (CONTINUED)

     The Multiemployer Pension Plan Administration Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the plans are terminated or the Company withdraws, the Company could be subject to a substantial "withdrawal liability."

     (3) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. That is, on certain work at the request of the Company, the sureties provide a full guarantee of performance and/or payment to third parties in the form of bond. If the sureties pay an amount to third parties pursuant to such bond, the Company is obligated to fully reimburse the sureties. There is no dollar amount limit on the amount of the indemnity provided to the sureties. Management believes that all such contingent liabilities will be satisfied by performance on the specific bonded contracts.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (CONTINUED)

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


     (5) The Company and Trident Mechanical Systems, Inc. ("Trident"), a dormant, wholly owned subsidiary of the Company, were defendants in a lawsuit filed in January 2000. The plaintiff was seeking in excess of $30,000,000 for claims related to property damage on a job site where Trident and other trades were working. The claim, as constituted, exceeded the Company's general as well as umbrella liability policy limits in the aggregate. In June 2001, the Company's insurance company settled the lawsuit and all claims related to the lawsuit with the plaintiff and agreed to pay the plaintiff an amount within the Company's liability policy limits. Accordingly, no provision for loss was made in the accompanying financial statements.


     (6) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

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

     (7) In the ordinary course of business, the Company is involved in claims concerning personal injuries and other matters, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its general and umbrella liability policies. No provision for such claims has been made in the accompanying financial statements.

NOTE I - RELATED PARTY TRANSACTIONS

     (1) The Company's mechanical contracting business leases shop space, on a month-to-month basis, from a company in which certain officers own a majority interest. No written lease agreement is signed. Rent expense for the years ended June 30, 2001, 2000 and 1999 was $46,000, $34,000 and
     $46,000, respectively.

     (2) The Company's communications business sublets office space in New York, NY from Starrett Corporation (of which the Company's president and CEO is (non-director) chairman and the Company's CFO was director, president and CEO until November 2000). Starrett had billed OnTera $16,340 for office improvements associated with the property in fiscal 2000. Rent expense for the year ended June 30, 2001 was $99,000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

     (3) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company, is a principal, has provided consulting services to the Company since August 12, 1999, pursuant to letter agreements dated August 12, 1999 and March 24, 2000. Currently, the Company is a party to a consulting agreement dated June 1, 2000 with TechOne. The consulting fee payable under the consulting agreement is $30,000 per month, plus reimbursement of expenses. The consulting agreement provides, among other things, that other than termination as a result of a material breach by TechOne, the Company may terminate this consulting agreement only by giving written notice to TechOne of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to TechOne for the consulting services rendered through the date of termination, plus all reimbursable amounts for which TechOne has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by TechOne for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $30,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001 and 2000, consulting expense in connection with the agreement was $360,000 and $180,000, respectively.

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control regardless of the satisfaction of the vesting requirements set forth above (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants. In connection with the consummation of the November 8, 2000 financing transaction with Madeleine L.L.C. to ensure that DualStar had a sufficient number of authorized but unissued shares of DualStar common stock for issuance to DSTR Warrant Co., LLC (an affiliate of Madeleine, L.L.C. that received, at the direction of Madeleine L.L.C., warrants to purchase DualStar common stock in connection with the Madeleine L.L.C. financing transaction) upon the exercise of the warrants issued to DSTR Warrant Co., LLC, Mr. Abbruzzese informed the DualStar board of directors that TechOne irrevocably surrendered any rights it had to Class D Warrants to purchase 375,000 shares of DualStar common stock.

     (4) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC, an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001 and 2000, consulting expense in connection with the agreement was $240,000 and $20,000, respectively.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

     (5) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (3). The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants.

     (6) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG. For the year ended June 30, 2001, consulting fee for the services was $170,000.

     (7) At June 30, 2001, the Company had loans to two officers in the amounts of $96,000 and $60,000, respectively.

         (a) An original loan of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by the officer in the prior periods and a promissory note was signed by the officer for the remaining loan balance of $96,000. The note bears interest rate of 7.75% per annum and is due in August 2006. In addition, the officer provided all stock options granted to the officer by the Company as the collateral and security of the note.

         (b) The $60,000 loan is due on demand, with an interest rate of 7.75% per annum. The officer had also borrowed $350,000 from the Company in June 2001 and repaid the loan with interest in June 2001. In addition, the officer had purchased various services from the Company totaling $134,000 during fiscal 2001, of which $84,000 has been paid through September 2001.

     (8) ParaComm, Inc. purchases various marketing and business consulting services from two companies, which ParaComm's former president, who resigned in May 2001, holds equity interests. For the year ended June 30, 2001, approximately $45,000 of expense was incurred for the services provided by these two companies. For the period from May 11, 2000, the date the Company acquired ParaComm, to June 30, 2000, approximately $12,000 of expense was incurred for the services provided by these two companies.

     (9) On October 26, 1999, CMA borrowed $1 million from TIG. The loan was evidenced by a promissory note made by CMA in favor of TIG, providing for interest at a per annum rate of 10% and a maturity date of December 15, 1999. The loan was guaranteed by DualStar and collateralized by certain of DualStar's assets. The promissory note was paid in full in December 1999 from the proceeds of the Madeleine Bridge Loan.


     (10) For the fiscal years ended June 30, 2001 and 2000, approximately 2.0% and 16% of the Company's total revenues were derived from HRH Construction Corp., respectively. DualStar's President and Chief Executive Officer is also the President and Chief Executive Officer of HRH Construction Corp.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

     In addition, DualStar's President and Chief Executive Officer is (non-Director) Chairman of Starrett Corporation, which is an affiliate of HRH Construction Corp. Mr. Cuneo is compensated as Chairman of Starrett under a consulting agreement between Starrett Corporation and Starrett Consulting, L.L.C. (of which Mr. Cuneo is a 50% member). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, a member of TIG. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 in equal monthly installments, plus an additional fee may be earned in certain circumstances. (Mr. Brad Singer, a 25% member of TIG, is also an independent contractor for HRH Construction Corp. Hades Advisors, LLC may be deemed an affiliate of TIG.) DualStar's Executive Vice President and Chief Financial Officer was Director, President and Chief Executive Officer of Starrett Corporation. Since these two DualStar officers became officers of HRH Construction Corp. and/or Starrett Corporation, DualStar has been awarded one new contract in the amount of approximately $1.0 million from HRH Construction Corp.

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

     The Company performs construction contracts for, and extends credit to, private owners and general contractors located generally in the New York Tri-State area. The Company is directly affected by the well-being of these entities and the construction industry as a whole. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.) and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. For the year ended June 30, 2000, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction Corp.) amounted to approximately 49% and 16% of the Company's total revenue, respectively. For the year ended June 30, 1999, revenue from three customers (Bovis Lend Lease, Inc., HRH Construction Corp. and Tishman Construction Corp. of NY) amounted to approximately 19%, 19% and 12% of the Company's total revenue, respectively.

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

     Pursuant to certain officers' employment agreements, such officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if Company pretax earning criteria are met. Through June 30, 2001, no stock options were granted to the officers based on the criteria.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K (CONTINUED)

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

                                                                  2001                 2000                 1999
                                                              -------------        -------------        --------------

     Net (loss) income                   As reported          $(15,713,188)         $(8,650,818)          $1,322,248
                                         Pro forma            $(16,738,375)        $(11,027,353)          $1,322,248

     Basic and diluted (loss) income
       per share                         As reported                $(0.95)              $(0.68)               $0.15
                                         Pro forma                  $(1.01)              $(0.81)               $0.15

     This pro forma impact only takes into account options granted since July 1, 1994 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2001, 2000 and 1999: risk-free interest rate of approximately 5.0%, expected life of seven years, volatility of 100% and no dividend yield.

     A summary of information relative to the Company's stock option plan follows:

                                                                                          Weighted Average
                                                                  Number of Shares             Price
                                                               ----------------------- -----------------------

      Outstanding at June 30, 1998                                       2,072,000             $0.94
      Forfeited as of June 30, 1999                                       (396,000)            $0.75
                                                               -----------------------

      Outstanding at June 30, 1999                                       1,676,000             $0.99
      Granted in fiscal 2000 net of  grants subject to
        stockholder approval                                             1,824,000             $5.41
                                                               -----------------------

      Outstanding at June 30, 2000                                       3,500,000             $3.29
      Granted in fiscal 2001                                               663,225             $6.27
      Forfeited in fiscal 2001                                            (945,000)            $5.52
                                                               -----------------------

      Outstanding at June 30, 2001                                       3,218,225             $2.88
                                                               =======================

     Weighted average fair values of option grants in fiscal 2001 and 2000 were $0.32 and $5.96, respectively.

               DualStar Technologies Corporation and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K (CONTINUED)

     The Plan provides for 3,500,000 shares of Company common stock to be reserved and available for distribution as grants under the Plan. On February 18, 2000, subject to stockholder approval, the Company's Board of Directors approved an amendment to the Plan to increase the number of shares reserved and available for distribution as awards under the Plan from 3,500,000 to 6,000,000. Options granted in excess of the number of shares of Company common stock currently authorized by the Company's stockholders as being reserved and available for distribution as awards under the Plan and identified above are subject to such stockholder approval. The Company has no present plan to seek such stockholder approval. At June 30, 2000, 1,282,500 options with exercise prices ranging from $5.25 to $7.06 had been granted subject to stockholder approval of the amendment of the Plan; however, many of the options were forfeited due to the termination of related employees. At June 30, 2001, no options have been granted subject to stockholder approval of the amendment of the Plan.

     In fiscal 2000, to the extent that such stockholder approval was not obtained, the Company had agreed to provide certain officers with the same economic benefit as would have been provided by the options. For the year ended June 30, 2000, no compensation expense was recorded as the market price of the Company's common stock did not exceed the exercise price. For the year ended June 30, 2001, no compensation expense was recorded as those officers had resigned and forfeited their stock options in February 2001.

     In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and general and administrative expenses were increased by $637,428. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1,126,000.

     The following information applies to options outstanding and exercisable at June 30, 2001:

         RANGE OF EXERCISE                             WEIGHTED-AVERAGE REMAINING         WEIGHTED-AVERAGE
              PRICES           NUMBER OUTSTANDING       CONTRACTUAL LIFE (YEARS)           EXERCISE PRICE
       ---------------------- ---------------------- -------------------------------- --------------------------

       $0.75                        1,484,000                      6.0                          $0.75
       $3.00                          177,000                      3.4                          $3.00
       $4.00                          814,000                      7.1                          $4.00
       $5.25-$10.25                   743,225                      9.1                          $5.87

                              ----------------------
                                    3,218,225
                              ======================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K (CONTINUED)

         RANGE OF EXERCISE                            WEIGHTED-AVERAGE EXERCISE
              PRICES           NUMBER EXERCISABLE               PRICE
       ---------------------- ---------------------- -----------------------------

       $0.75                       1,484,000                    $0.75
       $3.00                         177,000                    $3.00
       $4.00                         343,600                    $4.00
       $5.25-$10.25                  449,000                    $5.94

                              ----------------------
                                   2,453,600
                              ======================

NOTE L - EMPLOYEE BENEFIT PLAN

     In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 2001, 2000 and 1999, the Company made no contribution to the plan.

NOTE M - SEGMENT INFORMATION


     The Company has the following two reportable segments: construction and communications. The construction segment primarily engages in electrical and mechanical contracting services in the New York Metropolitan area. The communications segment primarily installs communication systems and provides telephone, Internet, cable television and other services to buildings in the New York City and Los Angeles areas, and cable television and Internet services to buildings in Florida and Texas.


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

                REPORTABLE SEGMENT INFORMATION              CONSTRUCTION            COMMUNICATIONS             TOTALS
     -----------------------------------------------------------------------------------------------------------------------
                          FISCAL 2001
     Revenues from external customers                              $79,753,232                $3,464,746        $83,217,978
     Intersegment revenues                                                   -                    15,000             15,000
     Depreciation and amortization                                     166,650                 1,874,494          2,041,144
     Interest expense                                                        -                    49,410             49,410
     Segment (loss) profit                                             519,339              (12,062,161)       (11,542,822)
     Segment assets                                                 31,377,606                 7,805,246         39,182,852
     Expenditure for segment assets                                     40,406                 2,626,917          2,667,323

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M (CONTINUED)

                 REPORTABLE SEGMENT INFORMATION              CONSTRUCTION            COMMUNICATIONS             TOTALS
      -----------------------------------------------------------------------------------------------------------------------
                           FISCAL 2000
      Revenues from external customers                              $85,254,572                $2,029,941        $87,284,513
      Intersegment revenues                                                   -                    30,000             30,000
      Depreciation and amortization                                     184,797                   567,201            751,998
      Interest expense                                                   50,365                    21,610             71,975
      Segment profit (loss)                                            (955,178)               (5,028,990)         (5,984,168)
      Segment assets                                                 34,173,808                 7,429,240         41,603,048
      Expenditure for segment assets                                     64,940                 1,149,040          1,213,980
                           FISCAL 1999
      Revenues from external customers                              $90,444,936                $2,204,642         92,649,578
      Intersegment revenues                                             160,725                    55,000            215,725
      Depreciation and amortization                                     244,016                   154,070            398,086
      Interest expense                                                   88,440                    86,857            175,297
      Segment profit (loss)                                           2,472,486                 (813,573)          1,658,913

           RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                                                       FISCAL
                                                         -------------------------------------------------------------------
                                                                        2001                   2000                1999
                                                                        ----                   ----                ----
          REVENUES
     Total revenues for reportable segments                          $83,232,978            $87,314,513         $92,865,303
     Elimination of intersegment revenues                                (15,000)               (30,000)           (215,725)
                                                         -------------------------------------------------------------------
     Total consolidated revenues                                     $83,217,978            $87,284,513         $92,649,578
                                                         ===================================================================

          LOSS
     Total (loss) profit for reportable segments                    $(11,542,822)           $(5,984,168)         $1,658,913
     Elimination of intersegment profits                                       -                      -             (30,391)
     Unallocated amounts:
       Corporate                                                      (3,419,579)            (2,598,650)           (925,274)
                                                         -------------------------------------------------------------------
     Total consolidated (loss) income before provision
       (benefit) for income taxes                                   $(14,962,401)           $(8,582,818)           $703,248
                                                         ===================================================================

                      RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                                                                FISCAL
                                                                               -----------------------------------------
                                                                                           2001                2000
                                                                                           ----                ----
          ASSETS
     Total assets for reportable segments                                               $39,182,852         $41,603,048
     Elimination of intersegment profits on capitalized assets                            (257,300)           (257,300)
     Unallocated amounts:
       Corporate                                                                          4,647,429          17,054,662
                                                                               -----------------------------------------
     Total consolidated assets                                                          $43,572,981         $58,400,410
                                                                               =========================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M (CONTINUED)

          OTHER SIGNIFICANT ITEMS:

                                                   SEGMENT                            CONSOLIDATED
                                                    TOTALS           CORPORATE           TOTALS
                                              --------------------------------------------------------
                   FISCAL 2001
     Depreciation and amortization                 $2,041,144           $173,318        $2,214,462
     Interest expense                                  49,410          1,315,574         1,364,984
                   FISCAL 2000
     Depreciation and amortization                   $715,998           $295,325        $1,047,323
     Interest expense                                  71,975            719,893           791,868
                   FISCAL 1999
     Depreciation and amortization                    398,086            163,175           561,261
     Interest expense                                 175,297            267,244           442,541

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

     (3) The Company has entered into employment agreements with two executives of the Company's electrical contracting subsidiary that provide for annual base salary of $260,000 each. In addition, the agreements provide for performance bonuses equal to 10% of the subsidiary's net income before taxes. The executives will be entitled to severance in the amount of their annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N (CONTINUED)

     (4) In connection with enhancing DualStar's communications business, in fiscal 2000, OnTera entered into employment agreements with six senior officers of OnTera. The agreements are for annual base salaries ranging from $200,000 to $250,000. In addition to the annual base salaries, the officers are eligible for bonuses of 40% to 50% of the annual base salaries upon achievement of specified targets, as defined in the agreements. The officers will be entitled to severance in the amount of their annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements. Given the reduced focus of OnTera, there was a reduced requirement for the time of OnTera's senior executives guiding the company. Accordingly, in February 2001, the Company accepted the resignations from five of the six OnTera senior officers and terminated their respective employment agreements. In conjunction with such resignations, the Company entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera officers) to continue to support and guide OnTera. The term of the consulting agreement was one year with an annual consulting fee of $250,000. The consulting agreement was subsequently terminated in July 2001. Consulting expense in connection with the agreement was $83,000 for the year ended June 30, 2001.

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

     (5) In May 2000, ParaComm, Inc. ("ParaComm") entered into an employment agreement with an officer of ParaComm. The agreement was for annual base salary of $155,000. In addition to the annual base salary, the ParaComm officer was eligible for bonuses of 25% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would be entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he was terminated as defined in the agreements. In April 2001, as a result of the refocus and cost reduction strategies, ParaComm had reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination was $53,000.

NOTE O - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

     Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                                      June 30,
                                                                  ---------------------------------------------------
                                                                            2001                        2000
                                                                       -------------             -----------------

       Costs incurred on uncompleted contracts                            $41,508,255               $66,831,588
       Estimated earnings                                                   6,507,684                 8,038,004
                                                                  ------------------------- -------------------------

                                                                           48,015,939                74,869,592
       Less billings to date                                               50,351,542                76,763,682
                                                                  ------------------------- -------------------------

                                                                          $(2,335,603)              $(1,894,090)
                                                                  ========================= =========================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O (CONTINUED)

     Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                                                      June 30,
                                                                  ---------------------------------------------------
                                                                           2001                        2000
                                                                       -------------             ----------------

       Costs and estimated earnings in excess of billings on
         uncompleted contacts                                              $1,236,557                $2,095,711
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             (3,572,160)               (3,989,801)
                                                                  ------------------------- -------------------------

                                                                          $(2,335,603)              $(1,894,090)
                                                                  ========================= =========================

NOTE P - ACQUISTION


     On May 11, 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. ParaComm was incorporated in July 1999 and is a private cable operating company based in Clermont, Florida, providing video entertainment services to MDU communities in Florida and Texas. The acquisition has been accounted for as a purchase and ParaComm's financial results for the period from May 11 to June 30, 2000 have been included in the accompanying financial statements. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional-paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase, the Company allocated the excess to subscriber list, capitalized access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively. Subscriber list was calculated based on the number of ParaComm's subscribers, multiplied by a per subscriber valuation factor. Capitalized access rights was calculated based on the number of MDUs of MDU communities that are comprised of at least 50 units and ParaComm has access to, multiplied by a per unit valuation factor. The excess of the consideration given, i.e., common stock and warrants, over the net assets acquired, subscriber list and capitalized access rights as of May 11, 2000 was assigned to goodwill. Subscriber list, capitalized access rights and goodwill are being amortized on a straight-line basis over three, five and ten years, respectively (see Note A (5)).


     The following unaudited pro forma consolidated results of continuing operations assume that the purchase occurred on July 1, 1999:

                                           Year Ended June 30,
                                                  2000
                                         ------------------------

        Revenues                                $5,478,534
        Loss                                     7,712,805
        Loss per share                              $(0.57)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - PURCHASE AGREEMENT

     Effective July 28, 2000, OnTera entered into an equipment/software Master Purchase and License Agreement (MPLA) with Nokia who will provide the primary components for OnTera's network infrastructure. The term of the MPLA was three (3) years during which a minimum purchase commitment of $30 million was to have been met. OnTera's obligation to meet the minimum commitment was expressly contingent on obtaining vendor supported financing and if such financing was not obtained by January 2001, either party could terminate the MPLA. Such vendor supported equipment financing has not been arranged.

     In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note.

NOTE R - ACCESS AGREEMENT

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

     In September 2001, OnTera and Casden amended their prior agreements to, among other things, (a) eliminate the payment in stock and warrants by OnTera (b) reduce the amount of cash payments by OnTera and (c) forgive any indebtedness of OnTera for unpaid cash, stock or warrants under the prior agreement. Also in September 2001 OnTera and Casden entered into a right of entry agreement giving OnTera access to a third Casden property containing 1,381 units.

NOTE S - RESTRUCTURING


     As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures. A restructuring charge of $1.0 million reflecting the impact of such reductions and refocus of markets was recorded in 2001. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in 2001 because those bonuses would no longer be paid due to the restructuring.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T - UNAUDITED QUARTERLY DATA

                                          Selected Quarterly Financial Data
                                   (Dollars in thousands, except per share data)

                                                               FOR THE QUARTER ENDED
                           Sept.30,     Sept.30,      Dec.31,     Dec.31,     Mar.31,     Mar.31,     Jun.30,     Jun.30,
                             1999         2000         1999        2000        2000        2001        2000        2001
                          ------------ ------------ ----------- ----------- ----------- ----------- ----------- -----------

Revenue earned              $24,889      $21,966      $19,242     $20,670     $18,876     $23,563     $24,277     $17,019
Gross profit                  2,802        2,462         (249)      1,626       1,483       4,637       2,942         547
Net (loss) income               205       (3,408)      (3,731)     (5,530)     (2,715)       (883)     (2,410)     (5,892)
Basic and diluted
  (loss) income per
  share                        0.02        (0.21)       (0.35)      (0.34)      (0.20)      (0.05)      (0.14)      (0.35)

     NOTE U - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

     On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:
     - All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
     - Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
     - Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
     - Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
     - All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DUALSTAR TECHNOLOGIES CORPORATION


                                       By /s/ GREGORY CUNEO
                                            -----------------------------------
                                              Gregory Cuneo
                                              President and
                                              Chief Executive Officer

Dated: September 28, 2001

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                                Title                            Date
-----------                              -----                            ------

/s/ GREGORY CUNEO                     President and Chief                 September 28, 2001
                                      Executive Officer
-----------------------
Gregory Cuneo


/s/ ROBERT J. BIRNBACH                Executive Vice President and        September 28, 2001
                                      Chief Financial Officer
-----------------------               [Principal Financial
Robert J. Birnbach                    Officer]

/s/ JOSEPH C. CHAN                    Vice President and Chief            September 28, 2001
                                      Accounting Officer
-----------------------               [Principal Accounting
Joseph C. Chan                        Officer]


/s/ RAYMOND L. STEELE                 Director                            September 28, 2001

-----------------------
Raymond L.
Steele


/s/ JARED E. ABBRUZZESE               Director                            September 28, 2001

------------------------
Jared E. Abbruzzese

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   EXHIBITS TO

                                    FORM 10-K


                         COMMISSION FILE NUMBER 0-25552


                        DUALSTAR TECHNOLOGIES CORPORATION
             (Exact name of registrant as specified in its charter)

                    DELAWARE                           13-3776834
          (State or other jurisdiction                (IRS Employer
       of incorporation or organization)           Identification No.)


               11-30 47TH AVENUE, LONG ISLAND CITY, NEW YORK 11101 (Address of principal executive offices) (Zip Code)


                                 (718) 340-6655
              (Registrant's telephone number, including area code)

                                  EXHIBIT INDEX
       Number                                                 Title
 2.1     Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant,
         Cereberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
 2.2     Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E
         Contracting Corp.  (2)
 2.3     Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI
         Acquisition Co. and ParaComm, Inc. (2)
 2.4     Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant,
         DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
 3.1     Certificate of Incorporation, filed June 14, 1994, as restated. (1)
 3.2     Amended and Restated Bylaws. (2)
 4.1     Specimen Copy of Common Stock Certificate. (1)
 4.2     DualStar Technologies Corporation 1994 Stock Option Plan, as amended. (1)
 4.3     1994 Stock Option Plan Amendment. (3)
 10.1    Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994.
         (1)
 10.2    Employment Agreement between the Registrant and Stephen J. Yager, dated August 31,
         1994. (1)
 10.3    Employment Agreement between the Registrant and Ronald Fregara, dated August 31,
         1994. (1)
 10.4    Employment Agreement between the Registrant and Robert J. Birnbach dated June 7,
         2000. (3)
 10.5    Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000. (3)
 10.6    Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000. (3)
 10.5    Second Amended and Restated Note, having an original issued dated as of December 1,
         1999, made by Registrant in favor of Madeleine L.L.C. (5)
 10.6    Stockholders Agreement dated March 28, 2000 among DualStar Technologies Corporation,
         Blackacre Capital Management L.L.C., Cerberus Capital Management, L.P., Gregory Cuneo
         and Robert J. Birnbach. (2)
 10.7    Stockholders Agreement dated as of November 8, 2000 by and among Registrant, DSTR
         Warrant Co., LLC, Technology Investors Group, LLC and certain members of Registrant's management. (5)
 10.8    Class E Warrant Agreement dated as of November 8, 2000 by and between Registrant and
         DSTR Warrant Co., LLC. (4)
 10.9    Registration Rights Agreement dated as of November 8, 2000 by and among Registrant,
         DSTR Warrant Co., LLC and Technology Investors Group, LLC. (5)
 10.10   Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance
         Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
 10.11   Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the
         Company and the former ParaComm stockholders.(3)
 10.12   Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson,
         Mark Mayhook and Geneva Associates Merchant  Banking Partners I, LLC. (3)
 10.13   Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
 10.14   Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors,
         LLC. (3)
 21.1    Subsidiaries of the Registrant.
 23.1    Consent of Grant Thornton LLP.
 27.1    Financial Data Schedule (electronic filings only).

(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.