Form 10-K/A
period 2001-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2001-10-05
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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


                                                             Closing Sale Prices
                                                             -------------------

                                                      High               Low
                                                      ----               ---
Fiscal 2000
-----------

First Quarter                                         $6.438             $3.875
Second Quarter                                        $9.25              $3.969
Third Quarter                                         $12.75             $5.938
Fourth Quarter                                        $7.797             $3.00

Fiscal 2001
-----------

First Quarter                                         $4.375             $1.1875
Second Quarter                                        $1.9375            $0.25
Third Quarter                                         $0.8125            $0.25
Fourth Quarter (through June 12, 2001)                $0.85              $0.3125

                                                                Bid Quotations
                                                                --------------

                                                      High               Low
                                                      ----               ---
Fiscal 2001
-----------

Fourth Quarter (June 13, 2001 through June 30, 2001)  $0.60              $0.30

Fiscal 2002
-----------

First Quarter (through September 27, 2001)            $0.34              $0.22


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

         Because of the Company's board of directors decision of not to divest most of DualStar's construction-related businesses, the financial position of such businesses as are no longer presented as discontinued operations in the accompanying audited consolidated financial statements.

CAPITAL RESOURCES AND LIQUIDITY

         Cash balances at June 30, 2001 and 2000 were approximately $3.7 million and $14.8 million, respectively. In fiscal 2001 and 2000, the Company used approximately $12.7 million and $12.1 million, respectively, of net cash in its operating activities. These net uses of cash were attributed primarily to pay trade payables and fund operating losses incurred in the Company's communications businesses. In fiscal 1999, the Company used approximately $3.9 million of net cash in its operating activities. The net use of cash was attributed primarily to pay trade payables.

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

RESULTS OF OPERATIONS

                                  NET REVENUES BY SEGMENT
                                             2001                       2000                       1999
                                             ----                       ----                       ----
                                                      % of                      % of                      % of
  Segments                         ($ million)        Total    ($ million)      Total     ($ million)     Total
                                  --------------- ----------- -------------- ----------- --------------- ----------
  Construction                             79.8         95.9       85.3         97.7          90.4         97.6

  Communications                            3.4          4.1        2.0          2.3           2.2          2.4
                                  --------------- ----------- -------------- ----------- --------------- ----------

  Total revenues                           83.2        100.0       87.3        100.0          92.6        100.0
                                  =============== =========== ============== =========== =============== ==========


                                  OPERATING (LOSS) INCOME BY SEGMENT

                                             2001                       2000                        1999
                                             ----                       ----                        ----
                                                     % of                       % of                       % of
  Segments                         ($ million)       Total    ($ million)       Total      ($ million)      Total
                                  --------------- ----------- -------------- ----------- --------------- -----------
  Construction                             0.5        4.3             (1.0)        16.7            2.5     (147.1)
  Communications                         (12.1)    (104.3)            (5.0)        83.3           (0.8)      47.1
                                  --------------- ----------- -------------- ----------- --------------- -----------
  Total operating (loss) income          (11.6)     100.0             (6.0)       100.0            1.7      100.0
                                  =============== =========== ============== =========== =============== ===========

Fiscal 2001 Compared to Fiscal 2000

         Construction revenue decreased $5.5 million or 6.4% from $85.3 million in 2000 to $79.8 million in 2001. The decrease was primarily due to fewer construction contracts started in 2001.

         Cost of construction revenue decreased $7.0 million or 8.9% from $78.8 million in 2000 to $71.8 million in 2001. In addition to the decrease in construction revenue, the decrease in costs in 2001 over 2000 was due primarily to $2.6 million in additional costs incurred in 2000 on five projects in completing the work of a sheetmetal subcontractor that filed for bankruptcy in 2000. Gross margin percentage increased to 10.0% in 2001 from 7.6% in 2000. The improvement in gross margin percentage was due primarily to favorable close-outs on several electrical contracting jobs in 2001 and the $2.6 million additional costs incurred in 2000 to complete the failed sheetmetal subcontractor's work in 2000. Excluding the $2.6 million additional costs, the gross margin percentage would have been 8.9% in 2000.

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

         Cost of communications revenue increased $0.1 million or 4.8% from $1.5 million in 2000 to $2.2 million in 2001. The increase was primarily due to increases in communications revenue. Gross profit margin percentage increased to 35.3% in 2001 from break-even in 2000. The increase in gross profit margin percentage was primarily due to the higher profit margin in cable television revenue. Cost of revenue generated by ParaComm was $0.4 million in 2001 and immaterial for the period from its acquisition on May 11 to June 30, 2000, and gross profit margin percentage was 63.6% in 2001 and 85.2% for the period from May 11 to June 30, 2000.

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

         Due to increased costs associated with the previous expansion of the communications businesses, on a consolidated basis, the Company's general and administrative expenses increased $7.0 million or 53.8% from $13.0 million in 2000 to $20.0 million in 2001. As a result of the limited availability of capital and current market conditions, in December 2000, the Company's board of directors adopted a plan to refocus OnTera's communication business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures. A restructuring charge of $1.0 million reflecting the impact of such reductions and refocus of markets was recorded in 2001. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in 2001 because those bonuses would no longer be paid due to the restructuring.

         In addition to the $0.1 million restructuring charge, net of the reversal of bonus accruals in 2001, the increase in general and administrative expenses included a $5.0 million increase in payroll and related costs, a $0.8 million increase in professional fees, a $0.7 million increase in rent and operating leases, a $0.3 million increase in telephone and office supplies, and a $0.2 million increase in insurance.

         Depreciation and amortization increased $1.2 million or 120.0% from $1.0 million in 2000 to $2.2 million in 2001. The increase was primarily due to additional property, equipment and infrastructure acquired during the current and prior fiscal years in connection with the expansion of the communications businesses.

         In fiscal 2001, due to the expected future losses in the communications businesses and the decreasing market values of subscriber list and access rights, accordingly, the Company wrote down, $1.2 million, the carrying values of goodwill, subscriber list and access rights capitalized in May 2000 in connection with the purchase of ParaComm. In fiscal 2000, due to the expansion of the Company's communications business model, certain telephone equipment deployed in 1997 may not be utilized under the new delivery strategy and may be sold. Accordingly, in fiscal 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

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

         Interest expense increased $0.6 million or 75.0% from $0.8 million in 2000 to $1.4 million in 2001. The increases were due primarily to the Company's issuance of a $7.0 million secured promissory note and a $12.5 million senior secured promissory note to Madeleine L.L.C. in December 1999 and November 2000, respectively. A portion of the $12.5 million loan proceeds was used to repay the $7.0 million note.

         Based on the refocus and restructuring of the Company's communications businesses, in addition to the substantial losses incurred in current fiscal year, management believes that the Company will more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the deferred tax benefits of $1.1 million, reduced from $1.8 million as June 30, 2000, but will less than likely realize the benefit on the balance of the deferred taxes assets, and therefore, has increased its valuation allowance by $15.1 million to $21.8 million as June 30, 2001. Accordingly, a provision for deferred income taxes of $0.7 million was recorded in 2001.

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

         Due to the adoption of the newly developed wholesale market model in 2000, communications revenue decreased $0.2 million or 9.1% from $2.2 million in 1999 to $2.0 million in 2000. The decrease was primarily due to the communications subsidiary's reduced efforts to sign up new retail customers in the latter part of the fiscal 2000. The subsidiary sought to offer communications services providers a variety of communications services on a wholesale basis, provided over platforms owned and operated by the subsidiary to and within a multiple tenant building.

         Cost of communications revenue increased $0.3 million or 16.7% from $1.8 million in 1999 to $2.1 million in 2000. The increase was primarily due to increases in the number of communications employees and in supply costs incurred in connection with the buildup of communication platforms for the then newly developed wholesale market approach. Due to the increase in costs in building up the new business platforms and the decrease in revenues, the gross margin percentage was break-even in 2000, compared to 18.2% in 1999.

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

         The Company's communications business was originally launched as a retail provider of integrated communications services to the MDU market exclusively in the metropolitan New York area. The Company had planned on expanding its communication businesses and a new management team was hired at the communications subsidiary for the purpose of devising, implementing and operating a wholesale broadband access business focusing on the residential and commercial markets in major metropolitan areas. Due to the expansion of the Company's communications business model, certain telephone equipment deployed in 1997 may not be utilized under the then new delivery strategy and was to be sold. Accordingly, in fiscal 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

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
                                         ---------------------------- ----------------
             (a)                 (b)         (c)           (d)              (g)              (i)
                                                                        Securities
                               Fiscal                                   Underlying        All Other
 Name and Principal Position   Period      Salary         Bonus         options (#)      compensation
------------------------------ --------- ------------ --------------- ---------------- -----------------
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

         2.  Exhibits

         Set forth below is a list of exhibits being filed with this Report.

Exhibit No. and Description in the Exhibit List for this Report

NUMBER                              TITLE
------                              -----
 2.1     Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant,
         Cereberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
 2.2     Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E
         Contracting Corp.  (2)
 2.3     Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI
         Acquisition Co. and ParaComm, Inc. (2)
 2.4     Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant,
         DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
 3.1     Certificate of Incorporation, filed June 14, 1994, as restated. (1)
 3.2     Amended and Restated Bylaws. (2)
 4.1     Specimen Copy of Common Stock Certificate. (1)
 4.2     DualStar Technologies Corporation 1994 Stock Option Plan, as amended. (1)
 4.3     1994 Stock Option Plan Amendment. (3)
 10.1    Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994.
         (1)
 10.2    Employment Agreement between the Registrant and Stephen J. Yager, dated August 31,
         1994. (1)
 10.3    Employment Agreement between the Registrant and Ronald Fregara, dated August 31,
         1994. (1)

NUMBER                              TITLE
------                              -----
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

         None.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                PAGE

Report of Independent Certified Public Accountants               F-2
Financial Statements
   Consolidated Balance Sheets                                   F-3
   Consolidated Statements of Operations                         F-4
   Consolidated Statement of Shareholders' Equity                F-5
   Consolidated Statements of Cash Flows                         F-6
   Notes to Consolidated Financial Statements                F-7 - F-30

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                    Years ended June 30, 2001, 2000 and 1999

                                                                      Additional
                                             Common Stock               paid-in          Accumulated         Deferred
                                        Shares         Amount           Capital             Deficit        Compensation
                                        ------         -------          -------             -------        ------------

Balance - June 30, 1998                 9,000,000        $90,000       $14,995,836       $(9,718,667)               -

Net income for the year ended June
  30, 1999                                      -              -                 -          1,322,248               -
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 1999                 9,000,000         90,000        14,995,836         (8,396,419)              -

Net loss for the year ended June
  30, 2000                                      -              -                 -         (8,650,818)              -
Exercise of Class A warrants            4,510,571         45,106        17,997,178                  -               -
Exercise of Underwriter unit option       400,000          4,000         2,306,000                  -               -
Conversion of convertible note          1,791,000         17,910         2,455,419                  -               -
Costs in connection with conversion
  of convertible note                           -              -           (21,824)                 -               -
Issuance of common stock and
  warrants in connection with
  purchase of ParaComm, Inc.              774,997          7,750         3,117,513                  -               -
Issuance of compensatory stock
  options                                       -              -         1,763,428                  -     $(1,126,000)
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 2000                16,476,568       $164,766       $42,613,550      $ (17,047,237)    $(1,126,000)
Net loss for the year ended June
  30, 2001                                                                                (15,713,188)
Issuance of common stock and warrants
  in exchange for access rights            25,000            250            87,871
Reversal of deferred compensation                                       (1,126,000)                           1,126,000
Unrealized loss on marketable
  securities
                                     -------------- -------------- ------------------ ------------------ -----------------

Balance - June 30, 2001                16,501,568       $165,016       $41,575,421      $(32,760,425)                 -
                                     ============== ============== ================== ================== =================
                                          Other
                                      Comprehensive
                                          Loss               Total
                                          ----               -----

Balance - June 30, 1998                                   $5,367,169

Net income for the year ended June
  30, 1999                                                 1,322,248
                                   -------------------- -----------------

Balance - June 30, 1999                       -            6,689,417

Net loss for the year ended June
  30, 2000                                                (8,650,818)
Exercise of Class A warrants                              18,042,284
Exercise of Underwriter unit option                        2,310,000
Conversion of convertible note                             2,473,329
Costs in connection with conversion
  of convertible note                                        (21,824)
Issuance of common stock and
  warrants in connection with
  purchase of ParaComm, Inc.                               3,125,263
Issuance of compensatory stock
  options                                                    637,428
                                   -------------------- -----------------

Balance - June 30, 2000                       -          $24,605,079
Net loss for the year ended June
  30, 2001                                               (15,713,188)
Issuance of common stock and warrants
  in exchange for access rights                               88,121
Reversal of deferred compensation                                  -
Unrealized loss on marketable
  securities                            $(202,500)          (202,500)
                                  -------------------- -----------------

Balance - June 30, 2001                 $(202,500)        $8,777,512
                                  ==================== =================

The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                              2001               2000               1999
                                                                              ----               ----               ----


Cash flows from operating activities:
  Net (loss) income                                                         $(15,713,188)        $(8,650,818)        $1,322,248
  Adjustments to reconcile net loss to net cash (used in) provided by operating activities
     Depreciation and amortization                                             2,214,462           1,047,323            561,261
     Deferred income taxes                                                       676,000                   -           (650,000)
     Accrued interest  converted to common stock                                       -             124,385                  -
     Impairment of fixed and intangible assets                                 1,190,000             300,000                  -
     Amortization of deferred compensation                                             -             637,428                  -
        (Increase) decrease in assets, net of assets acquired
            Accounts receivable                                                  103,258            (132,986)        (4,332,198)
            Retainage receivable                                               2,763,121            (545,435)        (1,638,949)
            Costs and estimated earnings in excess of billings on
              uncompleted contracts                                              859,154            (735,299)           147,059
            Prepaid expenses and other current assets                            111,664            (254,753)           124,012
            Other assets                                                         (65,544)           (606,395)           189,396
         Increase (decrease) in liabilities, net of liabilities assumed
           Accounts payable                                                   (4,636,817)         (4,309,577)         1,966,591
           Billings in excess of costs and estimated earnings on
           uncompleted contracts                                                (417,641)            994,805           (887,801)
           Accrued expenses and other current liabilities                        174,637               9,006           (663,757)
                                                                       ------------------- ------------------ ------------------

Net cash used in operating activities of continuing operations               (12,740,894)        (12,122,316)        (3,862,138)
                                                                       ------------------- ------------------ ------------------

Cash flows from investing activities:
   Capital expenditures                                                       (2,667,323)         (1,020,434)          (265,851)
   Purchase of marketable securities                                            (892,500)                  -                  -
   ParaComm, Inc.'s cash at purchase date                                              -             264,853                  -
   Costs in connection with purchase of ParaComm, Inc.                                 -             (54,984)                 -
                                                                       ------------------- ------------------ ------------------

    Net cash used in investing activities                                    $(3,559,823)          $(810,565)         $(265,851)
                                                                       ------------------- ------------------ ------------------
   Proceeds from senior secured promissory note payable                       $5,500,000          $7,000,000                  -
   Principal payments of loan and lease payables                                (268,226)         (1,150,431)          $(95,494)
   Principal payment of mortgage payable                                         (20,080)            (27,084)           (48,750)
   Exercise of Class A warrants and underwriter unit option                            -          20,352,285                  -
   Net proceeds from refinancing of mortgage payable                                   -             996,250                  -
   Costs in connection with conversion of convertible note                             -             (21,824)                 -
   Proceeds from subordinated convertible note                                         -                   -          2,500,000
   Proceeds from subordinated note                                                     -                   -          1,000,000
                                                                       ------------------- ------------------ ------------------

   Net cash provided by financing activities                                   5,211,694          27,149,196          3,355,756
                                                                       ------------------- ------------------ ------------------

Net (decrease) increase in cash and cash equivalents                         (11,089,023)         14,216,315           (772,233)

Cash and cash equivalent at beginning of year                                 14,800,310             583,995          1,356,228
                                                                       ------------------- ------------------ ------------------

Cash and cash equivalents at end of year                                      $3,711,287         $14,800,310           $583,995
                                                                       =================== ================== ==================

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                  $641,038            $719,449           $330,757
      Income taxes                                                                71,503              87,986             14,910

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
                                                                   ======================== ========================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E -- DEBT (CONTINUED)


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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE E -- DEBT (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE G -- INCOME TAXES (CONTINUED)


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
                                             ----------------------

                                                        $306,000
                                             ======================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE H -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

     Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control regardless of the satisfaction of the vesting requirements set forth above (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance. The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants. In connection with the consummation of the November 8, 2000 financing transaction

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)

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

     (9) On October 26, 1999, CMA borrowed $1 million from TIG. The loan was evidenced by a promissory note made by CMA in favor of TIG, providing for interest at a per annum rate of 10% and

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)

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

     Pursuant to certain officers' employment agreements, such officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K -- STOCK OPTION PLAN (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE K -- STOCK OPTION PLAN (CONTINUED)

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

     The following information applies to options outstanding and exercisable at June 30, 2001:

         RANGE OF EXERCISE                             WEIGHTED-AVERAGE REMAINING         WEIGHTED-AVERAGE
              PRICES           NUMBER OUTSTANDING       CONTRACTUAL LIFE (YEARS)           EXERCISE PRICE
       ---------------------- ---------------------- -------------------------------- --------------------------
       $0.75                        1,484,000                      6.0                          $0.75
       $3.00                          177,000                      3.4                          $3.00
       $4.00                          814,000                      7.1                          $4.00
       $5.25-$10.25                   743,225                      9.1                          $5.87
                              ----------------------
                                    3,218,225
                              ======================
         RANGE OF EXERCISE                            WEIGHTED-AVERAGE EXERCISE
              PRICES           NUMBER EXERCISABLE               PRICE
       ---------------------- ---------------------- -----------------------------
       $0.75                       1,484,000                    $0.75
       $3.00                         177,000                    $3.00
       $4.00                         343,600                    $4.00
       $5.25-$10.25                  449,000                    $5.94
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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE M -- SEGMENT INFORMATION (CONTINUED)

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


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE M -- SEGMENT INFORMATION (CONTINUED)


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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     (5) In May 2000, ParaComm, Inc. ("ParaComm") entered into an employment agreement with an officer of ParaComm. The agreement was for annual base salary of $155,000. In addition to the annual

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE N -- EMPLOYMENT AGREEMENTS (CONTINUED)


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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE P -- ACQUISTION (CONTINUED)

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

--------
(1) Incorporated herein by reference to Registrant's Registration Statement on Form S-1, File No. 33-83722, ordered effective by the Securities and Exchange Commission on February 13, 1995.

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