Form 10-Q
period 2001-09-30
DUALSTAR TECHNOLOGIES CORP
filed 2001-11-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001.
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                        to                       .
                               ----------------------    ----------------------

Commission file number    0-25552
                       ----------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           13-3776834
--------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  11-30 47TH AVENUE, LONG ISLAND CITY, NY 11101
--------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

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
                                             -------   -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

    COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF NOVEMBER 9, 2001
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - September 30, 2001 and June
          30, 2001

        Condensed consolidated statements of operations - Three months ended
          September 30, 2001 and 2000

        Condensed consolidated statements of cash flows - Three months ended
          September 30, 2001 and 2000

        Notes to condensed consolidated financial statements - September 30,
          2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,         June 30,
                                                                                  2001                2001
                                                                           -------------------- ------------------
                                                                               (unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $2,208,474           $3,711,287
  Accounts receivable - net of allowance for doubtful accounts                   21,901,989           23,761,367
  Retainage receivable                                                            3,892,597            3,926,902
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     1,046,489            1,236,557
  Deferred tax asset                                                                377,000              377,000
  Prepaid expenses and other current assets                                       1,129,289            1,278,469
                                                                           -------------------- ------------------
Total current assets                                                             30,555,838           34,291,582
  Property and equipment - net of accumulated depreciation and
    amortization                                                                  7,380,473            7,621,297
  Deferred tax asset                                                                699,000              699,000
  Intangible assets - net of accumulated amortization                               294,906              365,219
  Other                                                                             570,088              595,883
                                                                           -------------------- ------------------
Total assets                                                                    $39,500,305          $43,572,981
                                                                           ==================== ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $10,381,069          $12,437,911
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     2,653,397            3,572,160
  Accrued expenses and other current liabilities                                  5,085,432            4,445,041
                                                                           -------------------- ------------------
Total current liabilities                                                        18,119,898           20,455,112

  Senior secured promissory note payable                                         12,500,000           12,500,000
  Mortgage payable - net of current portion                                       1,686,226            1,691,744
  Other liabilities                                                                  54,272              148,613
                                                                           -------------------- ------------------
Total liabilities                                                                32,360,396           34,795,469
                                                                           -------------------- ------------------

  Commitments and contingencies

Shareholders' equity:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (34,278,028)         (32,760,425)
  Accumulated other comprehensive loss                                             (322,500)            (202,500)
                                                                           -------------------- ------------------
Total shareholders' equity                                                        7,139,909            8,777,512
                                                                           -------------------- ------------------
Total liabilities and shareholders' equity                                      $39,500,305          $43,572,981
                                                                           ==================== ==================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                  2001                2000
                                                                           -------------------- -----------------
Revenues earned                                                                $17,556,079         $21,965,660
Costs of revenues earned, excluding depreciation and amortization               15,063,500          19,503,540
                                                                           -------------------- -----------------

Gross profit                                                                     2,492,579           2,462,120
                                                                           -------------------- -----------------

Operating expenses:
  General and administrative expenses, excluding depreciation and
    amortization                                                                 3,132,954           5,415,211
  Depreciation and amortization                                                    561,262             424,658
                                                                           -------------------- -----------------

Total operating expenses                                                         3,694,216           5,839,869
                                                                           -------------------- -----------------

Operating loss                                                                  (1,201,637)         (3,377,175)
                                                                           -------------------- -----------------

Interest (income) expense:
  Interest income                                                                  (91,189)           (212,292)
  Interest expense                                                                 407,155             242,084
                                                                           -------------------- -----------------

Interest expense - net                                                             315,966              29,792
                                                                           -------------------- -----------------

Net loss                                                                       ($1,517,603)        ($3,407,541)
                                                                           ==================== =================

Basic and diluted loss per share
                                                                                    ($0.09)             ($0.21)
Weighted average shares outstanding                                             16,501,568          16,485,303


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                  2001                2000
                                                                           -------------------- ------------------
Net cash used in operating activities                                          ($1,230,324)       ($4,255,494)
                                                                           -------------------- ------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                        (228,447)          (798,954)
                                                                           -------------------- ------------------
Net cash used in investing activities                                             (228,447)          (798,954)
                                                                           -------------------- ------------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                               (38,524)           (38,813)
     Principal payments on mortgage
                                                                                    (5,518)            (4,640)
                                                                           -------------------- ------------------
Net cash used in financing activities                                              (44,042)           (43,453)
                                                                           -------------------- ------------------

Net decrease in cash and cash equivalents                                       (1,502,813)        (5,097,901)
Cash and cash equivalents at beginning of period                                 3,711,287         14,800,310
                                                                           -------------------- ------------------
Cash and cash equivalents at end of period                                      $2,208,474         $9,702,409
                                                                           ==================== ==================

NON-CASH TRANSACTION:

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


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures to minimize operating losses. The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations.

Due to the refocus of its communications business expansion efforts, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of a stock purchase agreement (the "M/E Agreement") entered in March 2000 with M/E Contracting Corp., an affiliate of Blackacre Capital Management L.L.C. Under the M/E Agreement, the Company could be liable for a $1 million "break-up" or termination fee if, within six months from the termination of the M/E Agreement, there is a 50% change of control (as defined in the M/E Agreement) or, if within one year of such termination, the construction-related businesses' assets or stock are sold to another party. Accordingly, the financial results and cash flows of such businesses for the three months ended September 30, 2000 are no longer presented as discontinued operations in the accompanying condensed consolidated financial statements. In addition, certain reclassifications have been made to prior period amounts to conform to the September 30, 2001 presentation.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three months ended September 30, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

NOTE C - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. As of September 30, 2001, the unrealized loss on the Company's available-for-sale securities is $322,500 and has been reported as a component of shareholders' equity. Other comprehensive loss for the three months ended September 30, 2001 is $1,637,603.

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

NOTE D (CONTINUED)

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

NOTE D (CONTINUED)

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

(2) On September 29, 1997, Centrifugal filed a complaint in the Supreme Court of the State of New York, Kings County, against DAK Electric Contracting Corp. ("DAK") and two of DAK's officers, Donald Kopec and Al Walker, for breach of contract in the amount of $4.1 million.

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

(3) In the ordinary course of business, the Company is involved in claims concerning personal injuries and other matters, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its general and umbrella liability policies. No provision for such claims has been made in the accompanying financial statements.

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

The accounting policies used to develop segment information correspond to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company does not allocate certain corporate expenses to its segments. Segment profit (loss) is based on profit (loss) from operations before income taxes (benefits). Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E (CONTINUED)


           REPORTABLE SEGMENT INFORMATION                 CONSTRUCTION         COMMUNICATIONS           TOTALS
---------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers                            $16,689,807               $866,272       $17,556,079
Intersegment revenues                                                 -                  6,250             6,250
Segment profit (loss)                                           653,558             (1,385,839)         (732,281)
Segment assets at September 30, 2001                         28,545,598              7,702,505        36,248,103

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers                            $20,997,105               $968,555       $21,965,660
Intersegment revenues                                                 -                  6,250             6,250
Segment profit (loss)                                           389,105             (3,044,212)       (2,655,107)
Segment assets at June 30, 2001                              38,023,897              8,495,106        46,519,003

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                            -----------------------------------------
                                                                                      2001               2000
                                                                                      ----               ----
     LOSS
Total loss for reportable segments                                                  ($732,281)       ($2,655,107)
Unallocated amounts:
  Corporate                                                                          (785,322)           (752,434)
                                                                            -----------------------------------------
Total consolidated loss from operations                                           ($1,517,603)       ($3,407,541)
                                                                            =========================================

NOTE F - SENIOR SECURED PROMISSORY NOTE

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

NOTE F (CONTINUED)

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

NOTE G - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G (CONTINUED)

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued statement of Financial Accounting Standard
No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. For a description of the Company's businesses and operations, see Item 1 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2001.

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to future operations of DualStar may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, without limitation, the ability of the communications segment subsidiary of the Company, to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the expected communications operating losses, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks, uncertainties and other factors set forth in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as well as in DualStar's other filings with the SEC. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at September 30, and June 30, 2001 were $2.2 million and $3.7 million, respectively. The Company used $1.2 million of cash in the three months ended September 30, 2001 for operating activities. The net use of cash was primarily used to fund operating losses of the communications businesses.

In the three months ended September 30, 2001 and 2000, the Company acquired capital assets of $0.2 million and $0.8 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide telephone, Internet, video and other services to the buildings' residents.

Senior Secured Promissory Note

         On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine L.L.C. ("Madeleine"), an affiliate of Blackacre. The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

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

RESULTS OF OPERATIONS

                                                        NET REVENUES BY SEGMENT
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  2001                          2000
                                                  ----                          ----
  Segments                              ($ million)    % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                              16.7          94.9            21.0           95.5
  Communications                             0.9           5.1             1.0            4.5
                                      --------------- ------------- ---------------- -------------
  Total revenues                            17.6         100.0            22.0          100.0
                                      =============== ============= ================ =============

                                                  OPERATING (LOSS) INCOME BY SEGMENT
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  2001                          2000
                                                  ----                          ----
  Segments                             ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                               0.7        (100.0)            0.4          (14.8)
  Communications                            (1.4)        200.0            (3.1)         114.8
                                      --------------- ------------- ---------------- -------------
  Total operating (loss) income             (0.7)        100.0            (2.7)         100.0
                                      =============== ============= ================ =============

         Construction revenue decreased $4.3 million or 20.5% from $21.0 million in the three months ended September 30, 2000 to $16.7 million in the three months ended September 30, 2001. The decrease was primarily due to fewer construction contracts started in 2001.

         Cost of construction revenue decreased $4.3 million or 22.8% from $18.9 million in the three months end September 30, 2000 to $14.6 million in the three months ended September 30, 2001. The decrease was primarily due to the decrease in construction revenue. Gross margin percentages were 12.6% and 10.0% in the three months ended September 30, 2001 and 2000, respectively. The improvement in gross margin percentage was due primarily to a higher gross margin percentage in the new contracts started in 2001.

         Construction operating income increased $0.3 million or 75.0% from $0.4 million in the three months ended September 30, 2000 to $0.7 million for the three months ended September 30, 2001. The improvement was due primarily to a decrease in payroll and payroll related expenses.

         Communications revenue decreased $0.1 million or 10.0% from $1.0 million in three months ended September 30, 2000 to $0.9 million in the three months ended September 30, 2001. The decrease was primarily due to a decrease in the amortization of satellite television commission income as a result of fewer new customers in the three months ended September 30, 2001 compared to the comparable period in 2000.

         Cost of communications revenue decreased $0.1 million or 16.7% from $0.6 million in three months ended September 30, 2000 to $0.5 million in the three months ended September 30, 2001. The decrease was primarily due to the decrease in communications revenue. Gross profit margin percentages were 44.4% and 40.0% in the three months ended September 30, 2001 and 2000, respectively. The improvement was primarily due to better control of direct costs.

         Operating loss of the communications segment decreased $1.7 million or 54.8% from ($3.1) million in three months ended September 30, 2000 to ($1.4) million in three months ended September 30, 2001. The improvement was due primarily to a decrease in general and administrative expenses as a result of a restructuring of the communications businesses commenced in the second half of fiscal 2001. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations.

         As a result of a restructuring of the communications businesses commenced in the second half of the fiscal 2001, on a consolidated basis, the general and administrative expenses decreased $2.3 million or 42.6% from $5.4 million in the three months ended September 30, 2000 to $3.1 million in the three months ended September 30, 2001. The decrease in general and administrative expenses included a $1.4 million decrease in payroll and related costs, a $0.6 million decrease in professional fees, a $0.2 million decrease in travel and entertainment, and a $0.1 million decrease in telephone and office supplies.

         Depreciation and amortization increased $0.2 million or 50.0% from $0.4 million in the three months ended September 30, 2000 to $0.6 million in the three months ended September 30, 2001. The increase was primarily due to additional property, equipment and infrastructure acquired during fiscal 2000 in connection with the then expansion of the communications businesses.

         Interest income decreased $0.1 million or 50.0% from $0.2 million in the three months ended September 30, 2000 to $0.1 million in three months ended September 30, 2001. The decrease was due to a decrease in investment of the Company's excess cash to fund the operating loss of the communications businesses.

         Interest expense increased $0.2 million or 100.0% from $0.2 million in the three months ended September 30, 2000 to $0.4 million in the three months ended September 30, 2001. The increases were due primarily to the Company's issuance of a $12.5 million senior secured promissory note to Madeleine L.L.C. in November 2000.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of September 30, 2001, the Company had debt of $14.9 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company does not have any derivative financial instruments as of September 30, 2001. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A Current Report on Form 8-K/A was filed on August 8, 2001 with respect to
Item 5 of Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DualStar Technologies Corporation


Date:      November 14, 2001             By:      GREGORY CUNEO
     ------------------------                  ----------------
                                                    Gregory Cuneo
                                                    President
                                                    and Chief Executive Officer


Date:       November 14, 2001            By:      ROBERT  BIRNBACH
     --------------------------                -------------------
                                                    Robert Birnbach
                                                    Executive Vice President
                                                    and Chief Financial Officer


Date:       November 14, 2001            By:      JOSEPH CHAN
     --------------------------                --------------
                                                    Joseph Chan
                                                    Vice President and
                                                    Chief Accounting Officer