Form 10-Q
period 2001-12-31
DUALSTAR TECHNOLOGIES CORP
filed 2002-02-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Quarterly Period Ended December 31, 2001.
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the Transition Period From _____________ to _____________.


Commission file number    0-25552
                        ---------


                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                        13-3776834
   ------------------------------                        -------------------
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

    COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF FEBRUARY 8, 2002
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets - December 31, 2001 and June 30,
          2001

        Condensed consolidated statements of operations - Three and six months ended December 31, 2001 and 2000

        Condensed consolidated statements of cash flows - Six months ended
          December 31, 2001 and 2000

        Notes to condensed consolidated financial statements - December 31, 2001


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,          JUNE 30,
                                                                                  2001                2001
                                                                           -------------------- ------------------
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $1,918,054           $3,711,287
  Accounts receivable - net of allowance for doubtful accounts                   20,915,869           23,761,367
  Retainage receivable                                                            4,053,767            3,926,902
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     1,651,825            1,236,557
  Deferred tax asset                                                                377,000              377,000
  Prepaid expenses and other current assets                                         548,407            1,278,469
                                                                           -------------------- ------------------
Total current assets                                                             29,464,922           34,291,582
  Property and equipment - net of accumulated depreciation and
    amortization                                                                  7,065,192            7,621,297
  Deferred tax asset                                                                699,000              699,000
  Intangible assets - net of accumulated amortization                               224,593              365,219
  Other                                                                             548,411              595,883
                                                                           -------------------- ------------------
Total assets                                                                    $38,002,118          $43,572,981
                                                                           ==================== ==================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $10,164,759          $12,437,911
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     2,608,504            3,572,160
  Accrued expenses and other current liabilities                                  3,748,342            4,445,041
  Mortgage payable                                                                1,706,299                    -
                                                                           -------------------- ------------------
Total current liabilities                                                        18,227,904           20,455,112

  Senior secured promissory note payable                                         14,057,670           12,500,000
  Mortgage payable - net of current portion                                               -            1,691,744
  Other liabilities                                                                  10,199              148,613
                                                                           -------------------- ------------------
Total liabilities                                                                32,295,773           34,795,469
                                                                           -------------------- ------------------

Commitments and contingencies

Shareholders' equity:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (36,034,092)         (32,760,425)
  Accumulated other comprehensive loss                                                    -             (202,500)
                                                                           -------------------- ------------------
Total shareholders' equity                                                        5,706,345            8,777,512
                                                                           -------------------- ------------------
Total liabilities and shareholders' equity                                      $38,002,118          $43,572,981
                                                                           ==================== ==================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                 DECEMBER 31,                             DECEMBER 31,
                                                   =======================================   ======================================
                                                          2001                  2000               2001                  2000
                                                   -------------------    ----------------   ------------------    ----------------
Revenues earned                                         $19,713,716          $20,669,881         $37,269,795          $42,635,541
Costs of revenues earned, excluding depreciation
  and amortization                                       17,193,642           19,044,079          32,257,142           38,547,619
                                                        -----------          -----------         -----------          -----------

Gross profit                                              2,520,074            1,625,802           5,012,653            4,087,922
Operating expenses:
  General and administrative expenses, excluding
    depreciation and amortization                         2,839,374            5,753,319           5,972,324           11,168,530
  Depreciation and amortization                             572,566              521,645           1,133,828              946,303
                                                        -----------          -----------         -----------          -----------

Operating loss                                             (891,866)          (4,649,162)         (2,093,499)          (8,026,911)
                                                        -----------          -----------         -----------          -----------

Other (income) expense:
  Interest income                                           (61,619)            (127,929)           (152,808)            (340,221)
  Interest expense                                          588,321              332,913             995,476              574,997
  Loss on sale of marketable securities                     337,500                    -             337,500                    -
                                                        -----------          -----------         -----------          -----------

Other expense - net                                         864,202              204,984           1,180,168              234,776
                                                        -----------          -----------         -----------          -----------

Loss before provision for income taxes                   (1,756,068)          (4,854,146)         (3,273,667)          (8,261,687)
Provision for income taxes                                        -              676,000                   -              676,000
                                                        -----------          -----------         -----------          -----------

Net loss                                                $(1,756,068)         $(5,530,146)        $(3,273,667)         $(8,937,687)
                                                        ===========          ===========         ===========          ===========

Basic and diluted loss per share                             $(0.11)              $(0.34)             $(0.20)              $(0.54)

Weighted average shares outstanding                      16,501,568           16,500,454          16,501,568           16,492,532


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,
                                   (UNAUDITED)

                                                          2001            2000
                                                      ------------    ------------
Net cash used in operating activities                 $ (1,854,498)   $ (8,199,131)
                                                      ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                  (393,753)     (2,041,788)
   Proceed from sale of marketable securities              555,000               -
   Increase in capitalized access costs                          -        (123,985)
                                                      ------------    ------------
Net cash provided by (used in) investing activities        161,247      (2,165,773)
                                                      ------------    ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations         (88,445)        (80,780)
   Principal payments on mortgage                          (11,537)         (7,811)
   Proceeds from promissory notes                                -       5,500,000
                                                      ------------    ------------
Net cash provided by (used in) financing activities        (99,982)      5,411,409
                                                      ------------    ------------

Net decrease in cash and cash equivalents               (1,793,233)     (4,953,495)
Cash and cash equivalents at beginning of period         3,711,287      14,800,310
                                                      ------------    ------------
Cash and cash equivalents at end of period            $  1,918,054    $  9,846,815
                                                      ============    ============

NON-CASH TRANSACTION:

(1) During the six months ended December 31, 2001, accrued interest of $1,557,670 was capitalized to the senior secured promissory note payable.

(2) In connection with the Casden agreement in exchange for access rights, the Company issued 25,000 shares of Company common stock and warrants to purchase 2,636 shares of Company common stock in the six months ended December 31, 2000. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $250 and additional paid-in capital was increased by $87,872.

(3) In November 2000, the Company sold to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire an existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C. No value was allocated to the Class E warrants issued to DSTR Warrant Co., LLC, an affiliate of Madeleine L.L.C., in connection with the note because the value was deemed immaterial.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures to minimize operating losses. The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations.

Due to the refocus of its communications business expansion efforts, in January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses and determined to terminate and not seek stockholder approval of a stock purchase agreement (the "M/E Agreement") entered in March 2000 with M/E Contracting Corp., an affiliate of Blackacre Capital Management L.L.C. Under the M/E Agreement, the Company could have been liable for a $1 million "break-up" or termination fee if, within six months from the termination of the M/E Agreement, there was a 50% change of control (as defined in the M/E Agreement) or, if within one year of such termination, the construction-related businesses' assets or stock were sold to another party. The breakup fee expired without being triggered.


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and six months ended December 31, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.


NOTE C - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. As of September 30, 2001, the unrealized loss on the Company's available-for-sale securities was $322,500 and was reported as a component of shareholders' equity. The company sold the securities in the three months ended December 31, 2001 and the unrealized loss was reversed. Comprehensive losses for the three and six months ended December 31, 2001 are $1,433,568 and $3,071,167, respectively.


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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE E (CONTINUED)

REPORTABLE SEGMENT INFORMATION

                                                     CONSTRUCTION      COMMUNICATIONS         TOTALS
---------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
Revenues from external customers                    $18,903,549         $   810,167         $19,713,716
Intersegment revenues                                         -               6,250               6,250
Segment profit (loss)                                   439,451          (1,115,928)           (676,477)
Segment assets at December 31, 2001                  28,111,848           7,251,962          35,638,810

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
Revenues from external customers                    $19,993,965         $   675,916         $20,669,881
Intersegment revenues                                         -               5,000               5,000
Segment loss                                           (292,726)         (3,833,717)         (4,126,443)
Segment assets at June 30, 2001                      31,377,606           7,805,246          39,182,852

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
Revenues from external customers                    $35,593,356         $ 1,676,439         $37,269,795
Intersegment revenues                                         -              12,500              12,500
Segment profit (loss)                                 1,093,009          (2,501,767)         (1,408,758)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
Revenues from external customers                    $40,986,070         $ 1,649,471         $42,635,541
Intersegment revenues                                         -              10,000              10,000
Segment profit (loss)                                    96,379          (6,877,929)         (6,781,550)

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                               FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                        DECEMBER 31,                      DECEMBER 31,
                                              ----------------------------         -------------------------
                                                   2001            2000                2001          2000
                                                   ----            ----                ----          ----
     LOSS
Total loss for reportable segments              $(676,477)     $(4,126,443)        $(1,408,758)  $(6,781,550)
Unallocated amounts:
  Corporate                                    (1,079,591)        (727,703)         (1,864,913)   (1,480,137)
                                              -----------      -----------         -----------   -----------
Loss before provision for income taxes        $(1,756,068)     $(4,854,146)        $(3,273,671)  $(8,261,687)
                                              ===========      ===========         ===========   ===========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE F - SENIOR SECURED PROMISSORY NOTE

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, expiring in December 2007 and subject to antidilution provisions, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds are being used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

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

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement to defer the interest payment and remove the listing requirement from the loan agreement. Madeleine and the Company have been discussing and will continue to discuss terms for an amendment of the loan agreement.


NOTE G - MORTGAGE PAYABLE

On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At December 31, 2001, the lender waived the tangible net worth requirement through February 15, 2002. Accordingly, the mortgage payable of $1,679,000 was reclassified as a current liability.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE H - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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


CAPITAL RESOURCES AND LIQUIDITY

         Cash balances at December 31, and June 30, 2001 were $1.9 million and $3.7 million, respectively. The Company used $1.8 million of cash in the six months ended December 31, 2001 for operating activities. The net use of cash was primarily used to fund operating losses of the communications businesses. The Company's operating cash flows are primarily generated from the construction segment. Due to the relatively high dollar value of each construction contract, generally ranging from $5 million to $10 million, should the collection of contract receivables be delayed, this may have a material adverse effect on the Company's operations.

         The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations.

         In the six months ended December 31, 2001 and 2000, the Company acquired capital assets of $0.4 million and $2.2 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide telephone, Internet, video and other services to the buildings' residents.

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

         Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement to defer the interest payment and remove the listing requirement from the loan agreement. Madeleine and the Company have been discussing and will continue to discuss terms for an amendment of the loan agreement.

Mortgage payable

         On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At December 31, 2001, the lender waived the tangible net worth requirement through February 15, 2002. Accordingly, the mortgage payable of $1,679,000 was reclassified as a current liability.

RESULTS OF OPERATIONS

                                                         NET REVENUES BY SEGMENT
                                                 FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   2001                           2000
                                                   ----                           ----
               SEGMENTS                   ($ million)   % of Total     ($ million)    % of Total
                                      ------------------------------------------------------------
  Construction                               $18.9         95.9            $20.0          96.6
  Communications                               0.8          4.1              0.7           3.4
                                      ------------------------------------------------------------
  Total revenues                             $19.7        100.0            $20.7         100.0
                                      ============================================================


                                                         NET REVENUES BY SEGMENT
                                                  FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                   2001                           2000
                                                   ----                           ----
               SEGMENTS                   ($ million)   % of Total     ($ million)    % of Total
                                      ------------------------------------------------------------
  Construction                               $35.6         95.4            $40.9          96.2
  Communications                               1.7          4.6              1.6           3.8
                                      ------------------------------------------------------------
  Total revenues                             $37.3        100.0            $42.5         100.0
                                      ============================================================


                                                     OPERATING INCOME (LOSS) BY SEGMENT
                                                    FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                   2001                           2000
                                                   ----                           ----
               SEGMENTS                   ($ million)   % of Total     ($ million)    % of Total
                                      ------------------------------------------------------------
  Construction                               $  0.4       (57.1)           $(0.3)          7.3
  Communications                               (1.1)      157.1             (3.8)         92.7
                                      ------------------------------------------------------------
  Total operating (loss) income              $(0.7)       100.0            $(4.1)        100.0
                                      ============================================================


                                                   OPERATING INCOME (LOSS) BY SEGMENT
                                                  FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                   2001                           2000
                                                   ----                           ----
               SEGMENTS                   ($ million)   % of Total     ($ million)    % of Total
                                      ------------------------------------------------------------
  Construction                               $  1.1       (78.6)            $0.1          (1.5)
  Communications                               (2.5)      178.6             (6.9)        101.5
                                      ------------------------------------------------------------
  Total operating (loss) income              $ (1.4)      100.0            $(6.8)        100.0
                                      ============================================================


         Construction revenue decreased $1.1 million or 5.5% from $20.0 million in the three months ended December 31, 2000 to $18.9 million in the three months ended December 31, 2001. Construction revenue decreased $5.3 or 13.0% from $40.9 million in the six months ended December 31, 2000 to $35.6 million in the six months ended December 31, 2001. The decreases were primarily due to fewer construction contracts started in fiscal 2002.

         Revenues on long-term contracts are accounted for by the percentage-of-completion method, whereby revenue is recognized based on the estimated percentage of costs incurred to date to the estimated total costs of each individual contract. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and such changes are recognized in the period in which the revisions are determined. An amount equal to costs incurred attributable to pending change orders is included in revenues when recovery is probable. Management determines these estimates quarterly through discussions with the construction managers of each contract and with customers for changes and final contract settlement. These estimates require the best judgment by management utilizing the information available, and it is possible that final results could be materially different than those estimated.

         Cost of construction revenue decreased $1.1 million or 5.8% from $18.9 million in the three months end December 31, 2000 to $17.8 million in the three months ended December 31, 2001. Cost of construction revenue decreased $5.0 million or 13.4% from $37.4 million in the six months end December 31, 2000 to $32.4 million in the six months ended December 31, 2001. The decreases were primarily due to the decreases in construction revenue. Gross margin percentages were 5.8% and 5.5% in the three months ended December 31, 2001 and 2000, respectively. Gross margin percentages were 9.0% and 8.6% in the six months ended December 31, 2001 and 2000, respectively. The improvement in gross margin percentage was due primarily to a higher gross margin percentage in the new contracts started in fiscal 2002.

         Construction operating income was $0.4 million in the three months ended December 31, 2001, compared to operating loss of $(0.3) million in the three months ended December 31, 2000. Construction operating income increased $1.0 million or 1,000% from $0.1 million in the six months ended December 31, 2000 to $1.1 million for the six months ended December 31, 2001. The improvements were due primarily to a decrease in administrative payroll and related expenses.

         Communications revenue increased $0.1 million or 14.3% from $0.7 million in three months ended December 31, 2000 to $0.8 million in the three months ended December 31, 2001. Communications revenue increased $0.1 million or 6.3% from $1.6 million in six months ended December 31, 2000 to $1.7 million in the six months ended December 31, 2001. The increases were primarily due to an increase in the number of satellite television and Internet customers.

         Cost of communications revenue decreased $0.1 million or 20.0% from $0.5 million in three months ended December 31, 2000 to $0.4 million in the three months ended December 31, 2001. Cost of communications revenue decreased $0.2 million or 18.2% from $1.1 million in six months ended December 31, 2000 to $0.9 million in the six months ended December 31, 2001. The decreases were primarily due to better control of direct costs. Gross profit margin percentages were 50.0% and 28.6% in the three months ended December 31, 2001 and 2000, respectively. Gross profit margin percentages were 47.1% and 31.3% in the six months ended December 31, 2001 and 2000, respectively. The improvements were primarily due to better control of direct costs.

         Operating loss of the communications segment decreased $2.7 million or 71.1% from ($3.8) million in three months ended December 31, 2000 to ($1.1) million in three months ended December 31, 2001. Operating loss of the communications segment decreased $4.4 million or 63.8% from ($6.9) million in six months ended December 31, 2000 to ($2.5) million in six months ended December 31, 2001. The improvements were due primarily to decreases in general and administrative expenses as a result of a restructuring of the communications businesses commenced in the second half of fiscal 2001. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations.

         As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures to minimize operating losses. The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to curtail its communications operations. A restructuring charge of $1.1 million reflecting the impact of such reductions and refocus of markets was recorded in the three months ended December 31, 2000. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in the three month ended December 31, 2000 because those bonuses would no longer be paid due to the restructuring.

         As a result of a restructuring of the communications businesses commenced in the second half of the fiscal 2001, on a consolidated basis, the general and administrative expenses decreased $3.0 million or 51.7% from $5.8 million in the three months ended December 31, 2000 to $2.8 million in the three months ended December 31, 2001. In addition to the restructuring charge and the benefit from the reversal of bonus accruals recorded in fiscal 2001, the decrease in general and administrative expenses included a $1.8 million decrease in payroll and related costs, a $0.5 million decrease in professional fees, a $0.2 million decrease in rent, a $0.2 million decrease in travel and entertainment, and a $0.1 million decrease in telephone and office supplies.

         The general and administrative expenses decreased $5.2 million or 46.4% from $11.2 million in the six months ended December 31, 2000 to $6.0 million in the six months ended December 31, 2001. In addition to the restructuring charge and the benefit from the reversal of bonus accruals recorded in fiscal 2001, the decrease in general and administrative expenses included a $3.2 million decrease in payroll and related costs, a $1.2 million decrease in professional fees, a $0.3 million decrease in travel and entertainment, a $0.2 million decrease in telephone and office supplies, and a $0.1 million decrease in rent.

         Depreciation and amortization increased $0.1 million or 20.0% from $0.5 million in the three months ended December 31, 2000 to $0.6 million in the three months ended December 31, 2001. Depreciation and amortization increased $0.2 million or 22.2% from $0.9 million in the six months ended December 31, 2000 to $1.1 million in the six months ended December 31, 2001. The increases were primarily due to additional property, equipment and infrastructure acquired during fiscal 2001 in connection with the then expansion of the communications businesses.

         Interest income was $0.1 million in the three months ended December 31, 2001 and 2000. Interest income decreased $0.1 million or 33.3% from $0.3 million in the six months ended December 31, 2000 to $0.2 million in six months ended December 31, 2001. The decreases were due to a decrease in investment of the Company's excess cash which was used instead to fund the operating loss of the communications businesses.

         Interest expense increased $0.3 million or 100.0% from $0.3 million in the three months ended December 31, 2000 to $0.6 million in the three months ended December 31, 2001. Interest expense increased $0.4 million or 66.7% from $0.6 million in the six months ended December 31, 2000 to $1.0 million in the six months ended December 31, 2001. The increases were due primarily to the Company's issuance of a $12.5 million senior secured promissory note to Madeleine L.L.C. in November 2000 and unpaid interest was capitalized and added to the principal due to the proposed amendment to the promissory note.

         The Company sold marketable securities to fund the operating loss of the communications businesses in the three months ended December 31, 2001. The transaction resulted a capital loss of $0.3 million.


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


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates. As of December 31, 2001, the Company had debt of $16.4 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company does not have any derivative financial instruments as of December 31, 2001. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.


PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

In the three months ended December 31, 2001, no Current Report on Form 8-K was filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DualStar Technologies Corporation


Date:   February 14, 2002       By:  GREGORY CUNEO
     -----------------------         -------------------------------------------
                                     Gregory Cuneo
                                     President and Chief Executive Officer


Date:   February 14, 2002       By:  ROBERT  BIRNBACH
     -----------------------         -------------------------------------------
                                     Robert Birnbach
                                     Executive Vice President and
                                     Chief Financial Officer


Date:   February 14, 2002       By:  JOSEPH CHAN
     -----------------------         -------------------------------------------
                                     Joseph Chan
                                     Vice President and Chief Accounting Officer