Form 10-Q
period 2002-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2002-05-15
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From_______________to_____________________


Commission file number    0-25552
                       ----------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                          13-3776834
--------------------------------                         ------------------
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

      COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF MAY 8, 2002
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheets - March 31, 2002 and June 30, 2001

       Condensed consolidated statements of operations - Three and nine months ended March 31, 2002 and 2001

       Condensed consolidated statements of cash flows - Nine months ended
           March 31, 2002 and 2001

       Notes to condensed consolidated financial statements - March 31, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,           JUNE 30,
                                                                                  2002                2001
                                                                           ---------------------------------------
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $1,239,553           $3,711,287
  Accounts receivable - net of allowance for doubtful accounts                   25,020,476           23,761,367
  Retainage receivable                                                            3,421,961            3,926,902
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     1,628,449            1,236,557
  Deferred tax asset                                                                      -              377,000
  Prepaid expenses and other current assets                                         333,616            1,278,469
                                                                           ---------------------------------------
Total current assets                                                             31,644,055           34,291,582
  Property and equipment - net of accumulated depreciation and
    amortization                                                                  4,080,935            7,621,297
  Deferred tax asset                                                                      -              699,000
  Intangible assets - net of accumulated amortization                               154,280              365,219
  Other                                                                             526,735              595,883
                                                                           ---------------------------------------
Total assets                                                                    $36,406,005          $43,572,981
                                                                           =======================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $10,379,776          $12,437,911
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     6,014,672            3,572,160
  Accrued expenses and other current liabilities                                  4,810,568            4,445,041
                                                                           ---------------------------------------
Total current liabilities                                                        21,205,016           20,455,112

  Senior secured promissory note payable                                         14,512,982           12,500,000
  Mortgage payable - net of current portion                                               -            1,691,744
  Other liabilities                                                                       -              148,613
                                                                           ---------------------------------------
Total liabilities                                                                35,717,998           34,795,469
                                                                           ---------------------------------------

Commitments and contingencies

Shareholders' equity:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (41,052,430)         (32,760,425)
  Accumulated other comprehensive loss                                                    -             (202,500)
                                                                           ---------------------------------------
Total shareholders' equity                                                          688,007            8,777,512
                                                                           ---------------------------------------
Total liabilities and shareholders' equity                                      $36,406,005          $43,572,981
                                                                           =======================================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                               MARCH 31,
                                                   -----------------------------------    -----------------------------------
                                                        2002                 2001              2002                 2001
                                                   ---------------      --------------    --------------        -------------
Revenues earned                                    $    19,715,569      $   23,562,991    $   56,985,364        $  66,198,532
Costs of revenues earned, excluding depreciation
  and amortization                                      17,454,638          18,926,463        49,711,780           57,474,082
                                                   ---------------      --------------    --------------        -------------

Gross profit                                             2,260,931           4,636,528         7,273,584            8,724,450
Operating expenses:
  General and administrative expenses, excluding
    depreciation and amortization                        2,639,883           4,703,116         8,612,211           15,871,646
  Impairment of assets                                   2,500,000                --           2,500,000                 --
  Depreciation and amortization                            624,861             557,860         1,758,689            1,504,163
                                                   ---------------      --------------    --------------        -------------

Operating loss                                          (3,503,813)           (624,448)       (5,597,316)          (8,651,359)
                                                   ---------------      --------------    --------------        -------------

Other (income) expense:
  Interest income                                             --              (113,509)         (152,808)            (453,730)
  Interest expense                                         438,521             372,531         1,433,997              947,528
  Loss on sale of marketable securities                       --                  --             337,500                 --
                                                   ---------------      --------------    --------------        -------------

Other expense - net                                        438,521             259,022         1,618,689              493,798
                                                   ---------------      --------------    --------------        -------------

Loss before provision for income taxe                   (3,942,334)           (883,470)       (7,216,005)          (9,145,157)
Provision for income taxes                               1,076,000                --           1,076,000              676,000
                                                   ---------------      --------------    --------------        -------------

Net loss                                           $    (5,018,334)     $     (883,470)   $   (8,292,005)       $  (9,821,157)
                                                   ===============      ==============    ==============        =============

Basic and diluted loss per share                   $         (0.30)     $        (0.05)   $        (0.50)       $       (0.60)

Weighted average shares outstanding                     16,501,568          16,495,509        16,501,568           16,495,509

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                  2002            2001
                                                              ------------    ------------
Net cash used in operating activities                         $ (2,463,744)   $(11,842,114)
                                                              ------------    ------------

Cash flows from investing activities:
   Acquisition of property and equipment                          (442,359)     (2,523,526)
   Proceed from sale (acquisition) of marketable securities        555,000        (943,417)
   Increase in capitalized access costs                                --          (123,985)
                                                              ------------    ------------
Net cash provided by (used in) investing activities                112,641      (3,590,928)
                                                              ------------    ------------

Cash flows from financing activities:
   Principal payments on capital lease obligations                (102,559)       (125,540)
   Principal payments on mortgage                                  (18,072)        (14,706)
   Proceeds from promissory notes                                     --         5,500,000
                                                              ------------    ------------
Net cash provided by (used in) financing activities               (120,631)      5,359,754
                                                              ------------    ------------

Net decrease in cash and cash equivalents                       (2,471,734)    (10,073,288)
Cash and cash equivalents at beginning of period                 3,711,287      14,800,310
                                                              ------------    ------------
Cash and cash equivalents at end of period                    $  1,239,553    $  4,727,022
                                                              ============    ============

NON-CASH TRANSACTION:

(1) During the nine months ended March 31, 2002, accrued interest of $2,012,982 was capitalized to the senior secured promissory note payable.

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

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc., in several southern and western states. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures to minimize operating losses. The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations.

In the three months ended March 31, 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications subsidiaries intend to discontinue the telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would no longer be provided as of June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in the three and nine months ended March 31, 2002.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. These statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and nine months ended March 31, 2002 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

NOTE C - OTHER COMPREHENSIVE LOSS

Other comprehensive loss includes unrealized gains and losses on marketable securities classified as available-for-sale. As of June 30, 2001, the unrealized loss on the Company's available-for-sale securities was $202,500 and was reported as a component of shareholders' equity. The company subsequently sold the securities in the current fiscal period and the unrealized loss was reversed. Comprehensive losses for the three and nine months ended March 31, 2002 are $5,018,334 and $7,969,505, respectively.

NOTE D - CONTINGENCIES

(1) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and the Contractor Project. On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request on CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2.4 million based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. CMA had claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. CMA believed that it was entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle.

Subsequently, Triangle's Chapter 7 trustee commenced five (5) lawsuits against CMA, Trident Mechanical Systems, Inc. ("Trident") (a dormant, wholly owned subsidiary of the Company) and CMA's bonding company arising from the various Subcontractor Projects and the Contractor Project, and claimed CMA owed Triangle a total of $2.9 million. CMA and its bonding company asserted counterclaims claiming damages in the aggregate amount of $9.6 million arising from the Subcontractor Projects.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D (CONTINUED)

To minimize legal and other costs in connection with these claims, in April 2002, CMA paid $220,000 to settle with Triangle and, in return, mutual releases from liability were given by the parties, including Trident and CMA's bonding company.

(2) Until 1995, Centrifugal was a partner with DAK Electric Contracting Corp. ("DAK") in a joint venture that performed mechanical and electrical services for a general contractor on a construction project in Manhattan known as the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. In 1995, DAK became insolvent, thereby obligating Centrifugal to complete the work on this project. As a result, in fiscal 1996 the Company wrote off approximately $3.7 million with respect to accounts receivable, loans receivable, claims and other costs that the Company incurred on behalf of DAK in fulfillment of DAK's obligations under the contract on the Lincoln Square project.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily engages in electrical and mechanical contracting services in the New York Metropolitan area. The communications segment primarily installs communication systems and provides Internet, cable television and other services to buildings in the New York City and Los Angeles areas, and cable television and Internet services to buildings in Florida.

The accounting policies used to develop segment information correspond to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company does not allocate certain corporate expenses incurred by the parent company to its segments. Segment profit (loss) is based on profit
(loss) from operations before income taxes (benefits) and does not include those corporate expenses incurred by the parent company. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

REPORTABLE SEGMENT INFORMATION

                                                     CONSTRUCTION         COMMUNICATIONS           TOTALS
----------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers                      $18,798,776              $916,793           $19,715,569
Intersegment revenues                                           -                 6,250                 6,250
Segment profit (loss)                                     308,372            (3,595,711)           (3,287,339)
Segment assets at March 31, 2002                       31,128,968             4,012,818            35,141,786

FOR THE THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                      $22,705,494              $857,497           $23,562,991
Intersegment revenues                                           -                 1,250                 1,250
Segment profit (loss)                                   2,339,453            (2,280,635)               58,818
Segment assets at June 30, 2001                        31,377,606             7,805,246            39,182,852

FOR THE NINE MONTHS ENDED MARCH 31, 2002
Revenues from external customers                      $54,392,132            $2,593,232           $56,985,364
Intersegment revenues                                           -                18,750                18,750
Segment profit (loss)                                   1,401,381            (6,097,478)           (4,696,097)

FOR THE NINE MONTHS ENDED MARCH 31, 2001
Revenues from external customers                      $63,691,564            $2,506,968           $66,198,532
Intersegment revenues                                           -                11,250                11,250
Segment profit (loss)                                   2,435,832            (9,158,564)           (6,722,732)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E (CONTINUED)

RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                  FOR THE THREE MONTHS ENDED               FOR THE NINE MONTHS ENDED
                                                           MARCH 31,                                MARCH 31,
                                            --------------------------------------    -----------------------------------
                                                   2002                2001                 2002              2001
                                                   ----                ----                 ----              ----
     LOSS
Total loss for reportable segments               $(3,287,339)            $58,818           $(4,696,097)      $(6,722,732)
Unallocated amounts:
  Corporate                                         (654,995)           (942,288)           (2,519,908)       (2,422,425)
                                            --------------------------------------    -----------------------------------
Loss before provision for income taxes           $(3,942,334)          $(883,470)          $(7,216,005)      $(9,145,157)
                                            ======================================    ===================================

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

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement to defer the interest payment and remove the listing requirement from the loan agreement. Madeleine and the Company have discussed and continue to discuss terms for an amendment of the loan agreement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - MORTGAGE PAYABLE

On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At March 31, 2002, the Company failed to maintain the tangible net worth requirement. Accordingly, the mortgage payable of $1,679,000 was reclassified as a current liability although the Company has not been notified of any intention by the bank to accelerate payments.

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

         The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to future operations of DualStar may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including, without limitation, the ability of the communications segment subsidiary of the Company, to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the expected communications operating losses, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks, uncertainties and other factors set forth in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 as well as in DualStar's other filings with the SEC. Although the Company believes that its plans, intentions, and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

CAPITAL RESOURCES AND LIQUIDITY

         Cash balances at March 31, 2002 and June 30, 2001 were $1.2 million and $3.7 million, respectively. The Company used $2.5 million of cash in the nine months ended March 31, 2002 for operating activities. The net use of cash was primarily used to fund operating losses of the communications businesses. The Company's operating cash flows are primarily generated from the construction segment. Due to the relatively high dollar value of each construction contract, generally ranging from $5 million to $10 million, should the collection of contract receivables be delayed, this may have a material adverse effect on the Company's operations.

         The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations further.

         In the three months ended March 31, 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications subsidiaries intend to discontinue the telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would no longer be provided as of June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in the three and nine months ended March 31, 2002.

         In the nine months ended March 31, 2002 and 2001, the Company acquired capital assets of $0.4 million and $2.5 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide Internet, video and other services to the buildings' residents.

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

         Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. Madeleine has offered to amend the loan agreement to defer the interest payment and remove the listing requirement from the loan agreement. Madeleine and the Company have discussed and continue to discuss terms for an amendment of the loan agreement.

Mortgage payable

         On November 22, 1999, the Company refinanced its mortgage loan, borrowing an additional $996,000. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At March 31, 2002, Company failed to maintain the tangible net worth requirement. Accordingly, the mortgage payable of $1,679,000 was reclassified as a current liability although the Company has not been notified of any intention by the bank to accelerate payments.

RESULTS OF OPERATIONS

                                                   NET REVENUES BY SEGMENT
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                             $18.8            95.4         $22.7             96.2
  Communications                             0.9             4.6           0.9              3.8
                                      --------------- ------------- ---------------- -------------
  Total revenues                           $19.7           100.0         $23.6            100.0
                                      =============== ============= ================ =============

                                                   NET REVENUES BY SEGMENT
                                                FOR THE NINE MONTHS ENDED MARCH 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                             $54.4            95.4         $63.7             96.2
  Communications                             2.6             4.6           2.5              3.8
                                      --------------- ------------- ---------------- -------------
  Total revenues                           $57.0           100.0         $66.2            100.0
                                      =============== ============= ================ =============

                                                 OPERATING INCOME (LOSS) BY SEGMENT
                                                FOR THE THREE MONTHS ENDED MARCH 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                              $0.3            (0.9)         $2.3            100.0
  Communications                            (3.6)          100.9          (2.3)          (100.0)
                                      --------------- ------------- ---------------- -------------
  Total operating (loss) income            $(3.3)          100.0          $0.0            100.0
                                      =============== ============= ================ =============


                                                    OPERATING INCOME (LOSS) BY SEGMENT
                                                  FOR THE NINE MONTHS ENDED MARCH 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                              $1.4           (29.8)         $2.4            (35.8)
  Communications                            (6.1)          129.8          (9.1)           135.8
                                      --------------- ------------- ---------------- -------------
  Total operating (loss) income            $(4.7)          100.0         $(6.7)           100.0
                                      =============== ============= ================ =============

         Construction revenue decreased $3.9 million or 17.2% from $22.7 million in the three months ended March 31, 2001 to $18.8 million in the three months ended March 31, 2002. Construction revenue decreased $9.3 or 14.6% from $63.7 million in the nine months ended March 31, 2001 to $54.4 million in the nine months ended March 31, 2002. The decreases were primarily due to fewer construction contracts started in fiscal 2002.

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

         Cost of construction revenue decreased $1.4 million or 7.7% from $18.3 million in the three months end March 31, 2001 to $16.9 million in the three months ended March 31, 2002. Cost of construction revenue decreased $7.4 million or 13.3% from $55.7 million in the nine months end March 31, 2001 to $48.3 million in the nine months ended March 31, 2002. The decreases were primarily due to the decreases in construction revenue. Gross margin percentages were 10.0% and 19.3% in the three months ended March 31, 2002 and 2001, respectively. Gross margin percentages were 11.2% and 12.5% in the nine months ended March 31, 2002 and 2001, respectively. The decreases in gross margin percentage were due primarily to projected unfavorable close-outs on two electrical contracting jobs and under-estimation of costs to complete one electrical contracting job.

         Construction operating income decreased $2.0 million or 87.0% from $2.3 million in the three months ended March 31, 2001 to $0.3 million in the three months ended March 31, 2002. Construction operating income decreased $1.0 million or 45.8% from $2.4 million in the nine months ended March 31, 2001 to $1.4 million for the nine months ended March 31, 2002. The decreases were due primarily to the decreases in construction revenues and in gross margin percentages.

         Communications revenue was $0.9 million in three months ended March 31, 2002, unchanged compared with the three months ended March 31, 2001. Communications revenue increased $0.1 million or 4.0% from $2.5 million in nine months ended March 31, 2001 to $2.6 million in the nine months ended March 31, 2002. The increases were primarily due to an increase in the number of satellite television and Internet customers.

         Cost of communications revenue decreased $0.1 million or 16.7% from $0.6 million in three months ended March 31, 2001 to $0.5 million in the three months ended March 31, 2002. Cost of communications revenue decreased $0.3 million or 17.6% from $1.7 million in nine months ended March 31, 2001 to $1.4 million in the nine months ended March 31, 2002. The decreases were primarily due to better control of direct costs. Gross profit margin percentages were 41.5% and 28.6% in the three months ended March 31, 2002 and 2001, respectively. Gross profit margin percentages were 44.9% and 31.1% in the nine months ended March 31, 2002 and 2001, respectively. The improvements were primarily due to better control of direct costs.

         In the three and nine months ended March 31, 2002, the communications segment recorded a $2.5 million charge for impairment of assets. Excluding the charge, operating loss of the communications segment decreased $1.2 million or 52.2% from ($2.3) million in three months ended March 31, 2001 to ($1.1) million in three months ended March 31, 2002. Operating loss of the communications segment decreased $5.5 million or 60.4% from ($9.1) million in nine months ended March 31, 2001 to ($3.6) million in nine months ended March 31, 2002. The improvements were due primarily to decreases in general and administrative expenses as a result of a restructuring of the communications businesses commenced in the second half of fiscal 2001. The communications segment has implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures to minimize such losses. The Company expects the communications segment will continue to incur operating losses going forward. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it. Should the Company be unable to secure such financing, the Company may have to sell or curtail its communications operations further.

         As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc., in several southern and western states. A restructuring charge of $1.1 million reflecting the impact of such reductions and refocus of markets was recorded in the three months ended March 31, 2001. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in the three month ended March 31, 2001 because those bonuses would no longer be paid due to the restructuring.

         In the three months ended March 31, 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications subsidiaries intend to discontinue the telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would no longer be provided as of June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in the three and nine months ended March 31, 2002.

         As a result of a restructuring of the communications businesses commenced in the second half of the fiscal 2001, on a consolidated basis, the general and administrative expenses decreased $2.1 million or 44.7% from $4.7 million in the three months ended March 31, 2001 to $2.6 million in the three months ended March 31, 2002. In addition to the restructuring charge and the benefit from the reversal of bonus accruals recorded in fiscal 2001, the decrease in general and administrative expenses included a $1.6 million decrease in payroll and related costs, a $0.3 million decrease in professional fees, a $0.1 million decrease in insurance, and a $0.1 million decrease in rent.

         The general and administrative expenses decreased $7.3 million or 45.9% from $15.9 million in the nine months ended March 31, 2001 to $8.6 million in the nine months ended March 31, 2002. In addition to the restructuring charge and the benefit from the reversal of bonus accruals recorded in fiscal 2001, the decrease in general and administrative expenses included a $4.9 million decrease in payroll and related costs, a $1.5 million decrease in professional fees, a $0.4 million decrease in travel and entertainment, a $0.2 million decrease in telephone and office supplies, and a $0.2 million decrease in rent.

         Depreciation and amortization was $0.6 million in the three months ended March 31, 2002, unchanged compared to in the three months ended March 31, 2001. Depreciation and amortization increased $0.3 million or 20.0% from $1.5 million in the nine months ended March 31, 2001 to $1.8 million in the nine months ended March 31, 2002. The increases were primarily due to additional property, equipment and infrastructure acquired during fiscal 2001 in connection with the then expansion of the communications businesses.

         Interest income was immaterial in the three months ended March 31, 2002 compared to $0.1 million in the three months ended March 31, 2001. Interest income decreased $0.3 million or 60.0% from $0.5 million in the nine months ended March 31, 2001 to $0.2 million in nine months ended March 31, 2002. The decreases were due to a decrease in investment of the Company's excess cash which was used instead to fund the operating losses of the communications businesses.

         Interest expense was $0.4 million in the three months ended March 31, 2002, unchanged compared to the three months ended March 31, 2001. Interest expense increased $0.5 million or 55.6% from $0.9 million in the nine months ended March 31, 2001 to $1.4 million in the nine months ended March 31, 2002. The increases were due primarily to the Company's issuance of a $12.5 million senior secured promissory note to Madeleine L.L.C. in November 2000 and unpaid interest was capitalized and added to the principal due to the proposed amendment to the promissory note.

         The Company sold marketable securities to fund the operating losses of the communications businesses in the three months ended December 31, 2001. The transaction resulted a capital loss of $0.3 million in the nine months ended March 31, 2002.

         Based on the Company's continuing refocus of its communications business efforts and resources, in addition to the substantial losses incurred in current fiscal year, management believes that the Company will less than likely generate sufficient taxable earnings or utilize tax planning opportunities to realize the deferred tax benefits of $1.1 million as June 30, 2001. Therefore, the Company has increased its valuation allowance by $1.1 million to $22.9 million as March 31, 2002. Accordingly, a provision for deferred income taxes of $1.1 million was recorded in the three and nine months ended March 31, 2002. In the nine months ended March 31, 2001, the Company increased its valuation allowance by $0.7 million and recorded a provision for deferred income taxes of $0.7 million.

         On April 30, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent accountants. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2002 (to which reference is made), Grant Thornton's reports on the financial statements of the Company for either of the fiscal years ended June 30, 2001 or June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion; they were not qualified or modified as to uncertainty, audit scope, or accounting principles; and there were no reportable events or disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with their report. On May 2, 2002, the Company engaged Grassi & Co., CPAs, P.C. as the Company's independent accountants to review the Company's financial statements for the quarter ended March 31, 2002 and to audit the Company's financial statements for the fiscal year ending June 30, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of March 31, 2002, the Company had debt of $16.2 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company does not have any derivative financial instruments as of March 31, 2002. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

In the three months ended March 31, 2002, no Current Report on Form 8-K was filed. A Current Report on Form 8-K was filed on May 6, 2002.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DualStar Technologies Corporation


Date:      May 15, 2002            By:  GREGORY CUNEO
     --------------------------       -----------------------------------------
                                        Gregory Cuneo
                                        President and Chief Executive Officer


Date:       May 15, 2002           By:  ROBERT  BIRNBACH
     --------------------------       -----------------------------------------
                                        Robert Birnbach
                                        Executive Vice President and
                                        Chief Financial Officer


Date:       May 15, 2002           By:  JOSEPH CHAN
     --------------------------        -----------------------------------------
                                        Joseph Chan
                                        Vice President and Chief Accounting
                                        Officer