Form 10-K
period 2002-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2002-09-27
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended June 30, 2002

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


              11-30 47TH AVENUE, LONG ISLAND CITY, NEW YORK 11101
              ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant as of September 19, 2002 was approximately $2,680,514 based upon the closing price ($0.20) for such Common Stock on such date. The number of shares outstanding of Registrant's Common Stock, as of September 19, 2002, was 16,501,568.

                                     PART I

The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words intends, expects, plans, estimates, projects, believes, anticipates and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, including if Madeleine L.L.C. were to call its loan, the ability of OnTera, Inc., a wholly owned subsidiary of the Company, to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the continuing communications operating losses, the Company's ability to continue to obtain insurance and suretyship coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth below and in the section captioned Risk Factors and the assumptions, risks and uncertainties set forth below in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors contained herein and in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

ITEM 1 - BUSINESS

OVERVIEW

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction and (b) communications. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors determined to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc., in several southern and western states.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") over $15 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In fiscal year 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. The Company has not yet received final regulatory approval for its discontinuance of the provision of voice service. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida.

In April 2002, the Company sold certain communications assets for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million.

Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to eliminate or reduce the loan. The Company presently owes Madeleine over $15 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business. See also Note A - Company Background and significant Accounting Policies of the Notes to the Financial Statements referred to in Item 8 hereof.

DualStar is a Delaware corporation. Its principal place of business is located at 11-30 47th Avenue, Long Island City, New York 11101. DualStar's telephone number is (718) 340-6655.

DualStar's common stock, par value $.01 per share (the Common Stock), trades on the Over-the-Counter Bulletin Board under the symbol DSTR. As of September 19, 2002, there were 16,501,568 shares of Common Stock issued and outstanding.

BUSINESS AND OPERATING STRATEGIES

DualStar Historical Background. DualStar was incorporated in the State of Delaware on June 17, 1994. The construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. (CMA), formed in June 1995; High-Rise Electric, Inc. (High-Rise), formed in July 1995, Integrated Controls Enterprises, Inc. (ICE), formed in August 1996, and BMS Electric, Inc. (BMS), formed in July 2000. Property Control, Inc. (PCI) was formed in June 1995. The communications-related subsidiaries of DualStar consist of OnTera, Inc. (OnTera) (formerly known as DualStar Communications, Inc.), formed in February 1996, and ParaComm, Inc. (ParaComm), acquired by DualStar in May 2000. DualStar wholly owns each subsidiary.

The Company historically has engaged in two business segments: construction and communications. For financial information concerning the two segments, see Note N - Segment Information of the Notes to the Financial Statements referred to in
Item 8 hereof.

CONSTRUCTION BUSINESS AND OPERATING STRATEGIES.

Overview. High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. CMA engages in mechanical contracting services, i.e. heating, ventilation and air conditioning
(HVAC) services. High-Rise's and CMA's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

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

Major Customers. The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. For the year ended June 30, 2000, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction Corporation) amounted to approximately 49% and 16% of the Company's total revenue, respectively. In addition, for the fiscal years ended June 30, 2002 and 2001, approximately 0.2% and 2.0% of the Company's total revenues, respectively, derived from HRH Construction Corp. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction Corp. HRH Construction Corp. is an affiliate of Blackacre. In addition, as of June 30, 2002 and 2001, contract and retainage receivable from Bovis Lend Lease, Inc. amounted to approximately 52% and 58% of the Company's total contract and retainage receivable, respectively.

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

ICE solicits property owners, general contractors, and mechanical contractors in addition to serving CMA. BMS sells most of its services to ICE. For ICE and BMS, some work is performed for unaffiliated entities such as mechanical contractors, general contractors and owners directly.

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

At June 30, 2002, the backlog of the Company's construction business was approximately $38 million as contrasted with approximately $62 million at June 30, 2001. The Company believes that most of its backlog at June 30, 2002 will be completed prior to December 31, 2003, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

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

COMMUNICATIONS BUSINESS AND OPERATING STRATEGY.

Overview. The Company's communications businesses are conducted through OnTera and ParaComm. OnTera was originally launched as a retail provider of integrated communications services to the MDU market in the metropolitan New York area. In furtherance of this, OnTera is a Competitive Local Exchange Carrier (CLEC), an Internet Service Provider (ISP), and a provider of subscription television services. ParaComm is also a provider of subscription television services.

OnTera offers a variety of services utilizing several delivery techniques and technologies. High-speed Internet access services are offered via Ethernet and Digital Subscriber Line (DSL). Subscription television services offerings consist of DirecTV, Dish Network or a satellite master antenna television system for basic and premium channels, which are combined with local programming by OnTera for the MDU.

OnTera faces substantial competition for the services provided to residential consumers in the metropolitan New York area. OnTera's main competitors in the metropolitan New York area include (1) Internet service providers (ISPs) and cable companies providing high-speed Internet and data access services, such as Verizon Avenue, AOL, AT&T and RCN; and (2) cable franchise operators, such as TimeWarner. OnTera attempts to differentiate itself in this highly competitive environment by improving the MDU's communications infrastructure, providing responsive support for property owners and residents, and by providing residents a single source for a variety of services. Many of OnTera's competitors are well financed, have significant market share and significantly more resources than are available to OnTera. There can be no assurance that OnTera will be able to successfully compete with respect to the services that it currently provides.

OnTera uses a DSL-based infrastructure in MDUs at which it has right of entry agreements, in combination with satellite-based subscription television service. OnTera believes that its infrastructure results in a lower cost to provide service to an MDU than fiber- or coaxial cable-based providers. The DSL-based infrastructure offers property owners the selling advantages of faster Internet access, along with in-building sales and marketing support and the flexibility to address an owner's entire residential portfolio. Moreover, OnTera believes that its infrastructure is designed to be flexible enough to be upgraded in the future to provide extremely high-speed services.

OnTera believes that the MDU market continues to be under-served by current communications service providers, with a majority of MDUs being restricted to
(i) cable television service from franchise cable operators, and (ii) possible high-speed Internet access service provided by second- and third-tier carriers and cable overbuilders.

Due to significantly increased demand for high-speed data access fueled by the explosive growth of the Internet, DualStar had previously announced its intention to expand its communications businesses aggressively. Specifically, DualStar had sought to become principally an access provider of broadband communications services to residential and commercial properties. The expansion would have required significant capital expenditures to construct and operate the infrastructure necessary to provide access services for broadband communications services, and to acquire access rights to provide such services in residential and commercial buildings. However, as a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors determined to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. In connection with this effort, the Company's communications segment have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures. There can be no assurance that the Company will be able to implement this cost-reduction plan in a commercially successful manner. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. There can also be no assurance that the Company will be able to attract or retain the communications service providers to deliver communications services over the Company's infrastructure. There can be no assurance that the Company will obtain such financing on sufficiently favorable terms and conditions. Should the Company be unable to secure such additional capital, the Company may have to discontinue its communications operations.

In fiscal year 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. The Company has not yet received final regulatory approval for its discontinuance of the provision of voice service. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in the three months ended March 31, 2002.

In April 2002, the Company sold certain communications assets for $0.4 million. The transaction resulted in a loss of $0.5 million. In addition, in August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million.

Competition. OnTera's remaining lines of business are highly competitive. While OnTera believes that its market and product plans acknowledge the current state of competition in the consumer communications market and take advantage of the latest technologies, OnTera cannot provide assurance that it will be able to compete successfully with the companies providing all or some of the services provided by the Company. Several of OnTera's competitors are much larger, established companies, having significantly more resources than are currently available to the Company.

While OnTera believes that it may benefit from new and advanced technologies for video and data access that are in various stages of development, these technologies are also being developed and supported by entities having significantly greater financial and other resources than the Company. New technologies and/or the competition faced by OnTera from one of the types of competitors identified above could have a materially adverse affect on the ability of OnTera to enter into access agreements with MDU owners. The Company cannot assure that it will be able to compete successfully with existing competitors or new entrants in the market for video and data access services.

PATENT, TRADEMARK, SERVICE MARK, COPYRIGHT AND PROPRIETARY RIGHTS.

Seven service marks, Global Hiring Hall, CyberBuilding, CyberBuilders, CyberCierge, DualStar Communications, DualStar and DualStar Technologies, were registered with the U.S. Patent & Trademark Office (USPTO) from 1997 through 1999. Three trademarks, CyberBuilding, CyberView and Building Area Network, were registered with the USPTO in 1998 and 1999.

On June 30, 2000, OnTera filed with the USPTO a Provisional Patent Application respecting the structure, applications and processes used in the nation-wide network that OnTera had intended to build to deliver its Broadband Access Services. On June 29, 2001 OnTera filed a patent application with reference to the previously filed provisional application. All rights to the patent have been assigned by the inventor, OnTera's current president, to OnTera. On September 12, 2001, an Official Filing Receipt was received from the USPTO.

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

                       CONSTRUCTION BUSINESSES REGULATION.

Substantial environmental laws have been enacted in the United States and in the New York Metropolitan area in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws may increase demand for the Company's construction services, and the Company believes there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its construction operations.

                      COMMUNICATIONS BUSINESSES REGULATION.

Overview. OnTera's services are subject to federal, state and sometimes local government regulation. For all OnTera services, federal regulation as well as state regulation affects OnTera's access to inside wiring in the MDUs that make up primary target market. OnTera's access to inside wiring can be affected by
(1) definitions of the point dividing inside wiring ownership between the traditional telephone company and the property owner or (2) regulatory decisions regulating the telephone company's unbundled network elements (UNEs) (i.e., various portions of a traditional telephone company's network that a CLEC needs to build or fill in missing parts of its facilities network). The jurisdictional reach of the various federal, state, and local authorities is subject to ongoing controversy and judicial review. The outcome of such reviews cannot be predicted.

Federal Regulation. OnTera must comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as applicable FCC regulations. The applicable FCC regulations impose on the traditional telephone companies various requirements that are intended to foster competition by entrants such as OnTera.

Local Regulation. To the extent OnTera provides regulated intrastate services or decides to otherwise submit itself to the jurisdiction of the relevant state telecommunications regulatory commission, OnTera is and could be subject to such jurisdiction. There are many state commission proceedings now underway to determine the rates, charges and terms and conditions for UNEs and, in some cases, owner control of inside wiring. If a decision increases the cost of UNEs or restricts a property owner's ability to make inside wiring available to OnTera, OnTera's business could be negatively affected. The effect of state regulation on OnTera's business varies from state to state. For instance, states (or municipalities) sometimes accord to the franchised cable companies (that are OnTera's competitors not only for its television services but also potentially for data, including Internet Access) rights of access to MDUs, which could reduce OnTera's penetration rates and may adversely affect its business.

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

In fiscal year 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. The Company has not yet received final regulatory approval for its discontinuance of the provision of voice service.

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

EMPLOYEES.

As of June 30, 2002, the Company employed 316 full-time employees, of which 26 are engaged in administration and finance. Of the remaining full-time employees, 276 are employed by the various construction subsidiaries of the Company, with 275 engaged in manufacturing, engineering and production and 1 in marketing and sales. The remaining 14 employees are engaged in the communications business of the Company, with 11 engaged in network development, 2 in marketing and sales, and 1 in operations and development. Many of the Company's employees have overlapping responsibilities in these job descriptions.

The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified management, technical and communications personnel. Competition for qualified personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. As of June 30, 2002, the Company had 259 employees that were represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.

                                  RISK FACTORS

AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED ONLY BY INVESTORS WHO CAN AFFORD THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE INVESTING IN THE COMPANY'S SECURITIES. SEE ALSO NOTE ON FORWARD-LOOKING STATEMENTS.


THE COMPANY MAY BE UNABLE TO CONTINUE OPERATIONS

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine over $15 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

THE COMPANY IS IN DEFAULT ON THE MADELEINE LOAN

The Company owes Madeleine over $15 million and is presently in default under the loan documents. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

OPERATING LOSSES AND CAPITAL REQUIREMENTS

The Company incurred significant losses in fiscal years 2002 and 2001, especially in the communications segment, and expects the communications segment will continue to incur losses going forward. The communications segment has implemented and will continue to implement cost reductions to minimize such losses. There can be no assurance either that the Company will be able to raise and provide the capital resources to fund the expected communications losses or that the construction segment will sustain profitability or positive cash flow from future operations. In order to continue operations, the Company must raise additional working capital. If it cannot, the Company believes it may have to discontinue its communications operations.

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

The businesses of Company's communications segment involve rapid technological change and are also characterized by intense and substantial competition. In this communications segment, the Company has encountered substantial competition from companies that are substantially larger and have substantially greater financial, marketing and technical resources and greater name recognition than the Company and which are established providers of these services. The Company faces intense competition from local exchange carriers, including the regional bell operating companies which currently dominate their local telecommunications markets. Other competitors of the Company include cable and satellite television companies, competitive access providers, Internet service providers, competitive local exchange carriers, integrated communications providers, wireless, microwave and satellite carriers and private networks owned by large end users. There can be no assurance that the Company, with its more limited resources and experience, will be able to successfully compete in these fields.

SURETY BONDS

As a result of the recent turmoil in corporate America, the bonding industry is under increased scrutiny. In general, the bonding market has tightened. As a result, it may be more difficult for the Company to secure surety bonds in the future. The Company's ability to obtain bonds may be adversely affected by its financial position as well as by overall market conditions. If the Company is unable to obtain surety bonds as needed, this is likely to have a material adverse affect on the Company.


SOCIAL, POLITICAL AND ECONOMIC RISKS AFFECTING OPERATIONS

Recent acts of terrorism have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact the Company's financial condition and results of operations. Furthermore, the recent terrorist attacks and future developments may result in reduced demand from the Company's customers for its services or may negatively impact the Company's customers' demand for its services. These developments will subject the Company's operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's business. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

The Company's customers include various general contractors, government agencies, hospitals, hotels, insurance companies, securities exchanges and subcontractors. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. In addition, as of June 30, 2002, contract and retainage receivable from Bovis Lend Lease, Inc. amounted to approximately 52% of the Company's total contract and retainage receivable. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

DEPENDENCE ON MANAGEMENT

The Company's business is dependent upon a small number of key executives. The loss of the services of key executives or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company.

POTENTIAL LIABILITY AND INSURANCE

The Company's operations involve electrical, mechanical, electronic, control, environmental, information technology, security, Internet and television infrastructure contracting of major residential, commercial and institutional buildings and facilities. The Company is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains general liability insurance covering damage resulting from bodily injury or property damage to third parties. The policy, however, does not include coverage for comprehensive environmental impairment or professional liability which may be caused by the Company's actions.

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

ITEM 2 - PROPERTIES

In August 1996, PCI acquired real property, including a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1,109,000, of which $900,000 was financed by a mortgage loan. The mortgage loan was refinanced on November 22, 1999, thereby increasing the loan balance to $1.75 million.

CMA leases, on a month-to-month basis, approximately 7,500 square feet of manufacturing space located at 88 Dobbins Street, Brooklyn, New York 11222. Previously, CMA had leased, on a month-to-month basis, approximately 5,000 square feet of manufacturing space located at 141 47th Street, Brooklyn, New York 11232 from FIS Management, Inc. in which Messrs. Cuneo and Fregara own an interest. That lease was terminated in March 2002.

OnTera sublets, on a month-to-month basis, office space in New York, NY from Starrett Corporation (of which the Company's president and Chief Executive Officer is (non-Director) Chairman and the Company's Chief Financial Officer was director, president and Chief Executive Officer). Starrett is majority owned by Blackacre and an affiliate of HRH Construction Corporation. Additionally, OnTera and ParaComm lease, on a month-to-month basis, office space in Clermont, Florida.

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


          PERIOD                                          EXPENSE
          -----------                                  -------------

          Year ended June 30, 2002.......................$440,000
          Year ended June 30, 2001.......................$502,000


ITEM 3 - LEGAL PROCEEDINGS

(a) Until 1995, Centrifugal was a partner with DAK Electric Contracting Corp. ("DAK") in a joint venture that performed mechanical and electrical services for a general contractor on a construction project in Manhattan known as the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. In 1995, DAK became insolvent, thereby obligating Centrifugal to complete the work on this project. As a result, in fiscal 1996 the Company wrote off approximately $3.7 million with respect to accounts receivable, loans receivable, claims and other costs that the Company incurred on behalf of DAK in fulfillment of DAK's obligations under the contract on the Lincoln Square project.

As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following:
The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The complaint alleges several causes of action against several defendants in connection with several projects and seeks a total of approximately $450,000 in damages on all of these causes against the named defendants; however, only one of the several causes of action, which seeks an unspecified portion of the total damages demanded, relates to the Company. The Company has been informed that plaintiff will assert that more than half of the total sums it seeks is due under the bond which the Company provided, with the remainder of the sums demanded due on the claims unrelated to the Company. The Company may also be exposed for interest. Additionally, it may be exposed to such legal fees and other expenses as the Company's bonding company may incur in its defense against plaintiff's claims; however, many years into this matter, no demand for any of these sums has been made. The bonding companies, Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

(b) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and the Contractor Project. On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request to CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2.4 million based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. CMA had claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. CMA believed that it was entitled setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle.

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

(c) In 2000, OnTera purchased various items of equipment from Nokia and in 2001, OnTera executed a promissory note to Nokia in the face amount of $668,000 covering the outstanding balance due on the purchased items. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas claiming damages of $607,000 plus interest, costs and attorneys on the promissory note.

(d) In 1999, ParaComm purchased from Golden Sky Systems (GSS) GSS's contract with DirecTV which authorized it to be a DirecTV Master Systems Operator (MSO). Along with the contract so purchased, ParaComm acquired a GSS contract with one of its System Operators, Cable America, Inc. In May, 2002 Cable America, Inc. filed suit in the Circuit Court of Cook County, Illinois against ParaComm, OnTera, DirecTV, GSS and Pegasus Communications Inc., which had subsequently acquired GSS. The suit claims damages for allegedly unpaid commissions in the claimed amount of $339,000 and also seeks an accounting. The Company believes the suit to be without merit and intends to contest it.

(e) In July 2002, plaintiff Harvey Wayne, as an alleged shareholder of the Company, filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Neither the Company nor any officer or director of the Company has been served with a complaint in this matter.

(f) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its liability policies. No provision for such claims has been made in the accompanying financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is currently traded on the NASD Over-the-Counter
(OTC) Bulletin Board under the symbol DSTR. The Company's Common Stock was previously traded on the Nasdaq National Market, but was delisted on June 13, 2001.

The following table sets forth, on a per share basis, the high and low sale prices of the Company's Common Stock on NASDAQ National Market for the fiscal year ended June 30, 2001 (through June 13, 2001). The following table also sets forth, on a per share basis, the range of reported high and low bid quotations on the OTC Bulletin Board, as derived from publicly available sources on the Internet, for the period from June 13, 2001 to June 30, 2001, for the fiscal year ended June 30, 2002 and for the first quarter (through September 19, 2002) of the Company's fiscal year ending June 30, 2003. Such quotations reflect inter-dealer prices, without retail mark-up, mark- down or commission and may not necessarily reflect actual transactions.

                                                           Sale Prices
                                                           -----------

                                                      High               Low
                                                      ----               ---

Fiscal 2001
-----------

First Quarter                                         $4.375             $1.1875
Second Quarter                                        $1.9375            $0.06
Third Quarter                                         $0.8125            $0.25
Fourth Quarter (through June 12, 2001)                $0.85              $0.3125

                                                          Bid Quotations
                                                          --------------

                                                      High               Low
                                                      ----               ---
Fiscal 2001
-----------

Fourth Quarter (June 13, 2001 through June 30, 2001)  $0.60              $0.30

Fiscal 2002
-----------

First Quarter                                         $0.37              $0.23
Second Quarter                                        $0.33              $0.18
Third Quarter                                         $0.27              $0.20
Fourth Quarter                                        $0.26              $0.10


Fiscal 2003
-----------

First Quarter (through September 19, 2002)            $0.28              $0.06



As of September 19, 2002, there were 118 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA



                        DUALSTAR TECHNOLOGIES CORPORATION
                           SELECTED FINANCIAL DATA(1)
                  (Dollars in thousands, except per share data)

                               YEAR ENDED JUNE 30,

                                     ----------------------------------------------------------------------------
                                         2002            2001           2000           1999            1998
                                         ----            ----           ----           ----            ----
 STATEMENT OF OPERATIONS DATA:
 Revenue                                 $81,181         $83,218       $87,285        $92,650         $94,280
 (Loss) income from operations            (5,883)        (14,176)       (8,056)           703             597
 Net (loss) income                        (9,583)        (15,713)       (8,651)         1,322             556
 Basic (loss) income per share            $(0.58)         $(0.95)       $(0.67)         $0.15           $0.06
 Diluted (loss) income per share          $(0.58)         $(0.95)       $(0.67)         $0.13           $0.06

                                                                      JUNE 30,
                                     ----------------------------------------------------------------------------
                                         2002            2001           2000           1999            1998
                                         ----            ----           ----           ----            ----
 BALANCE SHEET DATA:
 Working capital                         $(4,274)        $13,836       $16,404        $ 3,818            $365
 Total assets                             37,440          43,573        58,400         38,595          33,345
 Long-term liabilities                    14,850          14,340         1,921          3,430             977
 Stockholders' equity (deficit)             (603)          8,778        24,605          6,689           5,367


(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 2002, 2001, 2000, 1999 and 1998.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction and (b) communications. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors determined to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc., in several southern and western states.

In fiscal 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased-out starting June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in the three months ended March 31, 2002.

In April 2002, the Company sold certain communications assets for $0.4 million. The transaction resulted in a loss of $0.5 million. In addition, in August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million.

In January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses, which it had previously decided to do. Accordingly, the financial position of such businesses as of June 30, 2001, and their financial results and cash flows for the fiscal years ended June 30, 2001 and 2000 are no longer presented as discontinued operations in the accompanying audited consolidated financial statements. In addition, certain reclassifications have been made to prior year amounts to conform to the June 30, 2002 presentation.

CAPITAL RESOURCES AND LIQUIDITY

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") over $15 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Cash balances at June 30, 2002 and 2001 were approximately $2.5 million and $3.7 million, respectively. In fiscal 2002, 2001 and 2000, the Company used approximately $1.6 million, $12.7 million and $12.1 million, respectively, of net cash in its operating activities. These net uses of cash were primarily to pay trade payables and fund operating losses incurred in the Company's communications businesses.

During fiscal 2002, the Company acquired capital assets of approximately $0.4 million, primarily for investment in communications infrastructure systems for multiple dwelling unit ("MDU") buildings in return for rights to provide Internet and television services to the buildings' residents in Florida. During fiscal 2001, the Company acquired capital assets of approximately $3.3 million, of which approximately $0.7 million was financed by a note. During fiscal 2000, the Company acquired capital assets of approximately $1.2 million, of which approximately $0.2 million was financed by capital leases. The capital assets acquired during fiscal 2001 and 2000 were primarily for investment in communications infrastructure systems for MDU buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents in various states.

As a result of the recent turmoil in corporate America, the bonding industry is under increased scrutiny. In general, the bonding market has tightened. As a result, it may be more difficult for the Company to secure surety bonds in the future. The Company's ability to obtain bonds may be adversely affected by its financial position as well as by overall market conditions. If the Company is unable to obtain surety bonds as needed, this is likely to have a material adverse effect on the Company.

Senior Secured Promissory Note

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to eliminate or reduce the loan.

The Company presently owes Madeleine over $15 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

Mortgage payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1 million, thereby increasing the loan balance to $1.75 million. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million was reclassified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The Company is current with monthly payment obligations.

CHANGE OF INDEPENDENT ACCOUNTANTS

On April 30, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent accountants. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2002 (SEC File No. 000-25552) (to which reference is made), Grant Thornton's reports on the financial statements of the Company for either of the fiscal years ended June 30, 2001 or June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion; they were not qualified or modified as to uncertainty, audit scope, or accounting principles; and there were no reportable events or disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with their report. On May 2, 2002, the Company engaged Grassi & Co., CPAs, P.C. as the Company's independent accountants to review the Company's financial statements for the quarter ended March 31, 2002 and to audit the Company's financial statements for the fiscal year ended June 30, 2002.

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

RESULTS OF OPERATIONS

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine over $15 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

                                                              NET REVENUES BY SEGMENT
                                                 2002                         2001                     2000
                                                 ----                         ----                     ----
                                                      % of                          % of                     % of
  Segments                           ($ million)      Total       ($ million)       Total   ($ million)     Total
                                  ---------------------------------------------------------------------------------
  Construction                             77.9        95.9             79.8         95.9        85.3        97.7
  Communications                            3.3         4.1              3.4          4.1         2.0         2.3
                                  ---------------------------------------------------------------------------------
  Total revenues                           81.2       100.0             83.2        100.0        87.3       100.0
                                  =================================================================================

                                                         OPERATING (LOSS) INCOME BY SEGMENT
                                                 2002                       2001                        2000
                                                 ----                       ----                        ----
                                                       % of                                                   % of
  Segments                           ($ million)       Total      ($ million)    % of Total  ($ million)      Total
                                  ---------------------------------------------------------------------------------
  Construction                             2.4         (48.0)            0.5         (4.3)       (1.0)       16.7
  Communications                          (7.4)        148.0           (12.1)       104.3        (5.0)       83.3
                                  =================================================================================
  Total operating (loss) income           (5.0)        100.0           (11.6)       100.0        (6.0)      100.0
                                  =================================================================================

Fiscal 2002 Compared to Fiscal 2001

Construction revenue decreased $1.9 million or 2.4% from $79.8 million in 2001 to $77.9 million in 2002. The decrease was primarily due to fewer construction contracts started in 2002.

Revenues on long-term construction contracts are recognized under the percentage-of-completion method. Under this method, progress towards completion is recognized according to engineering estimates. This method is used because management considers this method the most appropriate in the circumstances. Changes in job performance, job conditions, and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income, and such changes are recognized in the period in which the revisions are determined. An amount equal to costs incurred attributable to pending change orders is included in revenues when recovery is probable. Management determines these estimates quarterly through discussions with the construction managers of each contract and with customers for changes and final contract settlement. These estimates require the best judgment by management utilizing the information available, and it is possible that final results could be materially different than those estimated.

Cost of construction revenue decreased $3.0 million or 4.2% from $71.8 million in 2001 to $68.8 million in 2002. In addition to the decrease in construction revenue, the decrease in costs in 2002 over 2001 was due primarily to higher profit margin of construction contracts started in 2002. Gross margin percentage increased to 11.7% in 2002 from 10.0% in 2001. The improvement in gross margin percentage was due primarily to better control of direct costs.

Construction operating income increased $1.9 million or 380.0% from $0.5 million in 2001 to $2.4 million in 2002. The improvement was due primarily to the increase in gross profit margin in 2002. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations.

Communications revenue decreased $0.1 million or 2.9% from $3.4 million in 2001 to $3.3 million in 2002. The decrease was primarily due to the Company's decision to discontinue telephone services in New York City starting June 2002.

Cost of communications revenue decreased $0.4 million or 18.2% from $2.2 million in 2001 to $1.8 million in 2002. The decrease was primarily due to the closing of Internet facility locations in various states and the elimination of associated costs.
Consequently, gross profit margin percentage increased to 45.5% in 2002 from 35.3% in 2001.

In 2001, due to the expected future losses in the communications businesses and the decreasing market values of subscriber list and access rights, the Company wrote down by $1.2 million the carrying values of goodwill, subscriber list and access rights capitalized in May 2000 in connection with the purchase of ParaComm.

In 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and

Florida. Due to the Company's continuing refocus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in 2002.

Excluding the $2.5 million and $1.2 million charges for impairment of assets in 2002 and 2001, respectively, the operating loss of the communications segment decreased $6.0 million or 55.0% from ($10.9) million in 2001 to ($4.9) million in 2002. The improvements were due primarily to decreases in general and administrative expenses as a result of a restructuring of the communications businesses commenced in the second half of fiscal 2001; however, operating losses are expected to continue.

In April 2002, the Company sold certain communications assets for $0.4 million. The transaction resulted a loss of $0.5 million. In addition, in August 2002, OnTera sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted a gain of $0.1 million.

As a result of a restructuring of the communications businesses commenced in the second half of 2001, on a consolidated basis, the general and administrative expenses decreased $8.0 million or 40.0% from $20.0 million in 2001 to $12.0 million in 2002. The decrease in general and administrative expenses included a $5.2 million decrease in payroll and related costs, a $1.9 million decrease in professional fees, a $0.4 million decrease in travel, meals and entertainment, a $0.3 million decrease in rent, and a $0.2 million decrease in office supplies and telephone.

Depreciation and amortization decreased $0.2 million or 9.1% from $2.2 million in 2001 to $2.0 million in 2002. The decrease was primarily due to the $2.5 million and $1.2 million charges for impairment of assets recorded in 2002 and 2001, respectively.

Interest income decreased $0.4 million or 66.7% from $0.6 million in 2001 to $0.2 million in 2002. The decrease was due to a decrease in investment of the Company's excess cash that was used instead to fund the operating losses of the communications businesses.

Interest expense increased $0.5 million or 35.7% from $1.4 million in 2001 to $1.9 million in 2002. The increases were due primarily to the Company's issuance of a $12.5 million senior secured promissory note to Madeleine in November 2000 and the unpaid interest that was capitalized and added to the principal due to the proposed amendment to the promissory note.

In 2002, the Company sold marketable securities to continue to provide working capital to the communications businesses. The transaction resulted a capital loss of $0.3 million.

Based on the Company's continuing refocus of its communications business efforts and resources, in addition to the substantial losses incurred in current fiscal year, management believes that the Company will less than likely generate sufficient taxable earnings or utilize tax planning opportunities to realize the deferred tax benefits of $1.1 million as of June 30, 2001. Therefore, the Company has increased its valuation allowance by $1.1 million to $21.4 million as of June 30, 2002. Accordingly, a provision for deferred income taxes of $1.1 million was recorded in 2002. In 2001, the Company increased its valuation allowance by $0.7 million and recorded a provision for deferred income taxes of $0.7 million.

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

Communications revenue increased $1.4 million or 70.0% from $2.0 million in 2000 to $3.4 million in 2001. The increase was primarily due to an increase in the number of cable television customers and additional revenue generated by ParaComm. Revenue generated by ParaComm was $1.0 million in 2001, and $0.1 million for the period from May 11 to June 30, 2000.

Cost of communications revenue increased $0.7 million or 46.7% from $1.5 million in 2000 to $2.2 million in 2001. The increase was primarily due to increases in communications revenue. Gross profit margin percentage increased to 35.3% in 2001 from breakeven in 2000. The increase in gross profit margin percentage was primarily due to the higher profit margin in cable television revenue. Cost of revenue generated by ParaComm was $0.4 million in 2001 and immaterial for the period from its acquisition on May 11 to June 30, 2000, and gross profit margin percentage was 63.6% in 2001 and 85.2% for the period from May 11 to June 30, 2000.

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

Due to increased costs associated with the previous expansion of the communications businesses, on a consolidated basis, the Company's general and administrative expenses increased $7.0 million or 53.8% from $13.0 million in 2000 to $20.0 million in 2001. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors adopted a plan to refocus its communications business expansion efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm, Inc. In connection with this effort, the Company's communications subsidiaries have implemented and will continue to implement cost reductions, including reductions in personnel, infrastructure and capital expenditures. A restructuring charge of $1.0 million reflecting the impact of such reductions and refocus of markets was recorded in 2001. A benefit from a reversal of bonus accruals of

$0.9 million was also recorded in 2001 because those bonuses would no longer be paid due to the restructuring.

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

In fiscal year 2001, due to the expected future losses in the communications businesses and the decreasing market values of subscriber list and access rights, the Company wrote down the carrying values of goodwill, subscriber list and access rights capitalized in May 2000 in connection with the purchase of ParaComm by $1.2 million. In fiscal year 2000, due to the expansion of the Company's communications business model, certain telephone equipment deployed in 1997 was not to be utilized under the new delivery strategy and was to be sold. Accordingly, in fiscal year 2000, the Company wrote down the carrying value of the equipment by $0.3 million to $0.4 million to reflect the estimated resale value of the equipment.

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

Interest expense increased $0.6 million or 75.0% from $0.8 million in 2000 to $1.4 million in 2001. The increases were due primarily to the Company's issuance of a $7.0 million secured promissory note and a $12.5 million senior secured promissory note to Madeleine in December 1999 and November 2000, respectively. A portion of the $12.5 million loan proceeds was used to repay the $7.0 million note.

Based on the refocus and restructuring of the Company's communications businesses, in addition to the substantial losses incurred in fiscal year 2001, management believed that the Company would more than likely generate sufficient taxable earnings or utilize tax planning opportunities to ensure realization of the deferred tax benefits of $1.1 million, reduced from $1.8 million as June 30, 2000, but would less than likely realize the benefit on the balance of the deferred tax assets. Therefore, the Company increased its valuation allowance by $15.1 million to $21.8 million as of June 30, 2001. Accordingly, a provision for deferred income taxes of $0.7 million was recorded in 2001.

CRITICAL ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") recently issued proposed guidance for disclosure of critical accounting policies. The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods. To the extent that final SEC rules on this subject may require disclosures in addition to those the Company already makes, the Company intends to adopt such additional disclosure requirements once the final rules required are adopted.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
- Goodwill, as well as intangible assets with indefinite lives, will no longer be amortized. Goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management's assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets," ("SFAS 144"). This statement is effective for the fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement. Management's assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of

SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

 In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of June 30, 2002, the Company had debt of $17.1 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of June 30, 2002. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following Item 15 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent accountants. As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2002 (to which reference is made), Grant Thornton's reports on the financial statements of the Company for either of the fiscal years ended June 30, 2001 or June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion; they were not qualified or modified as to uncertainty, audit scope, or accounting principles; and there were no reportable events or disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with their report. On May 2, 2002, the Company engaged Grassi & Co., CPAs, P.C. as the Company's independent accountants to review the Company's financial statements for the quarter ended March 31, 2002 and to audit the Company's financial statements for the fiscal year ended June 30, 2002.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the Company's directors and executive officers:


      NAME                    AGE      POSITION WITH THE COMPANY

Jared E. Abbruzzese            48      Director(1)(2)
Gregory Cuneo                  43      President, Chief Executive Officer and Director
Raymond Steele                 67      Director(1)(2)
Robert J. Birnbach             37      Executive Vice President, Chief Financial Officer and Secretary
Joseph C. Chan                 41      Vice President and Chief Accounting Officer
Ronald Fregara                 53      President - CMA
Stephen Yager                  50      Vice President - CMA
Barry Halpern                  50      President - High-Rise
Nicholas Ahel                  59      Vice President - High-Rise
Vincent D'Onofrio              42      President - OnTera & ParaComm

(1) Member of the Compensation and Governance Committee. The Compensation and Governance Committee (the Compensation Committee) reviews and approves management's recommendations as to executive compensation, reviews, approves and administers executive compensation and DualStar's 1994 Stock Option Plan, as amended, reviews and approves management's recommendation for organizational structure and recommends to the DualStar board nominees for election as directors of DualStar, including nominees recommended by stockholders.

(2) Member of the Audit Committee. The Audit Committee recommends to the DualStar board independent auditors to serve DualStar, reviews the scope and results of the annual audit, assures that the independent auditors act independently, reviews with management and the independent auditors DualStar's internal accounting controls, and reviews DualStar's annual and quarterly reports.

Jared E. Abbruzzese has been a director of DualStar since September 1999 and he served as Chairman from February 2000 to June 2001. Mr. Abbruzzese is a founder and Chairman of TechOne Capital Group LLC, a consulting and private investment firm concentrating in the telecommunications and technology sectors. Mr. Abbruzzese was the founder and served as Chairman and Chief Executive Officer of CAI Wireless Systems, Inc., an MMDS operator located in Albany, New York, from August 1991 until CAI's acquisition by WorldCom, Inc. in August 1999 (Mr. Abbruzzese served in such capacities for CAI during CAI's 1998 Chapter 11 proceeding). He is also a co-founder of Crest Communications LLC, a private communications fund; a member of the governing board of VenInfoTel LLC, a Venezuelan telephone and cable company. Mr. Abbruzzese also serves on the Board of Directors of Motient Corporation and Globix Corporation, both public companies.

Gregory Cuneo has been President and Chief Executive Officer of DualStar since the Company was founded in August 1994. He has also served as a director since August 1994 and served as Chairman of the Company from December 1998 until February 2000. Mr. Cuneo is also (non-Director) Chairman of Starrett Corporation, an affiliate of Blackacre, since August 1999, Chairman of HRH Construction Corp., an affiliate of Starrett and Blackacre, since August 1999, and Chairman of HRH Construction LLC, an affiliate of Blackacre and possibly TIG and/or Brad Singer, since January 2001. Mr. Cuneo and Mr. Birnbach are first cousins.

Raymond L. Steele, a retired businessman, has been a director of the Company since December 1998. In addition to the Company, Mr. Steele has been a member of the board of directors of ICH Corp. since June 1997. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September
1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988).

Robert J. Birnbach, a founder of the Company, has been Chief Financial Officer of DualStar since December 1996, Executive Vice President since July 1999 and Secretary since February 2000. He was a member of DualStar's board of directors from September 1999 until February 2000. From December 1996 until July 1999, Mr. Birnbach served as Vice President of DualStar and from August 1994 until December 1996, he was DualStar's Director of Corporate Development/Mergers & Acquisitions. Mr. Birnbach was President and Chief Executive Officer and a member of the board of directors of Starrett Corporation, an affiliate of Blackacre, from January 2000 until November 2000. He was also a member of the board of directors of HRH Construction Corp., an affiliate of Starrett and Blackacre, from January 2000 until November 2000. Prior to joining DualStar, Mr. Birnbach was an advisor with the financial advisory and consulting firm of Coopers & Lybrand from 1991 to August 1994.

Joseph C. Chan served as Vice President and Chief Accounting Officer of DualStar from December 1996 until September 24, 2002. He was controller of DualStar from November 1994 until December 1996. Prior to joining the Company, Mr. Chan was a certified public accountant with Konigsberg, Wolf & Co. P.C. from October 1987 to November 1994.

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

Barry Halpern has served as President of High-Rise since July 1995.

Nicholas Ahel has served as Vice President of High-Rise since July 1995.

Vincent M. D'Onofrio has served as President and Chief Technology Officer of OnTera since February 2001 and is responsible for the day to day operations of OnTera. From March 2000 to February 2001, Mr. D'Onofrio served as OnTera's Executive Vice President and Chief Technology Officer. From March 1996 until February 2000, Mr. D'Onofrio served as President and Chief Executive Officer of OnTera. Mr. D'Onofrio has also served as President of ParaComm since March 2001.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or awarded for each of DualStar's last three completed fiscal years to DualStar's Chief Executive Officer and its four most highly compensated officers (collectively, the "Named Executives") for the year ended June 30, 2002.


                                                                                                     LONG TERM
                                                                ANNUAL COMPENSATION                 COMPENSATION
                                                                ---------------------------------------------------
                           (A)                         (B)          (C)              (D)              (G)               (I)
                                                                                                   SECURITIES
                                                                                                   UNDERLYING        ALL OTHER
        NAME AND PRINCIPAL POSITION                   YEAR        SALARY            BONUS           OPTIONS(#)     COMPENSATION(2)
                                                      ----                                          ----------     ---------------
        Gregory Cuneo                                 2002       $275,000               -               -              $4,038
        Chief Executive Officer                       2001       $275,000          $25,000              -             $33,238
                                                      2000       $270,961               -           200,000(1)        $35,038

        Barry Halpern                                 2002       $260,000         $379,167              -              $1,954
        President - High-Rise                         2001       $260,000         $706,712              -              $1,954
                                                      2000       $230,000         $251,065          100,000(3)         $1,954

        Nicholas Ahel                                 2002       $260,000         $379,167              -              $1,652
        Vice President - High-Rise                    2001       $260,000         $706,712              -              $1,652
                                                      2000       $230,000         $251,065          100,000(3)         $1,652

        Ronald Fregara                                2002       $235,000                -              -              $5,861
        President - CMA                               2001       $235,000                -              -              $5,861
                                                      2000       $235,408          $25,000          200,000(1)         $5,861

        Stephen Yager                                 2002       $235,000                -              -              $6,371
        Vice President - CMA                          2001       $235,000                -              -              $6,371
                                                      2000       $235,408          $25,000          200,000(1)         $6,371

(1) Consists of options granted under the Company's 1994 Stock Option Plan, as amended (the Plan), to purchase 200,000 shares granted on August 12, 1999 at an exercise price of $4.00 per share and vest in five installments on each of December 31, 1999, 2000, 2001, 2002 and 2003.
(2) Includes the value of personal benefits, such as disability insurance, automobile expenses and/or director fees, pursuant to each officer's employment agreement. See Employment Agreements.
(3) Consists of options granted under the Plan on February 15, 2000.
The options have an exercise price of $5.25 per share and were 100% vested on February 15, 2000.

COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee of $25,000 and a fee of $1,000 per board meeting attended in person, and $600 per telephonic meeting or committee meeting (regardless of attendance in person or by telephone), plus, in all cases, reimbursement of out-of-pocket expenses. For the year ended June 30, 2002, no meetings were held and the Company paid no director fees to Messrs. Abbruzzese, Cuneo and Steele.

OPTION GRANTS IN LATEST FISCAL YEAR

No stock options were granted to any of the Named Executives during fiscal year 2002.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information with regard to the outstanding options to purchase DualStar Common Stock as of the end of the fiscal year ended June 30, 2002 for the five Named Executives in the Summary Compensation Table above.


        (A)               (B)                (C)                          (D)                                    (E)
                    SHARES ACQUIRED   VALUE                 NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
NAME                ON EXERCISE (#)   REALIZED ($)       UNEXERCISED OPTIONS AT JUNE 30, 2002         OPTIONS AT JUNE 30, 2002
                    ---------------   ------------       ------------------------------------         ------------------------
                                                         EXERCISABLE            UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
Gregory Cuneo             -                -               120,000                 80,000            $ -                $ -
Barry Halpern             -                -               301,000                      -            $ -                $ -
Nicholas Ahel             -                -               226,000                      -            $ -                $ -
Ronald Fregara            -                -               120,000                 80,000            $ -                $ -
Stephen Yager             -                -               120,000                 80,000            $ -                $ -

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

On June 1, 2000, the Company entered into employment agreements with each of Barry Halpern and Nicholas Ahel, President and Vice President, respectively, of High-Rise, which agreements expired on July 1, 2002. The Company and the executives are discussing new employment agreements. Mr. Halpern continues to serve as President of High-Rise at a current annual base salary of $260,000. Mr. Ahel continues to serve as Vice President of High-Rise at a current annual base salary of $260,000. Each of Messrs. Halpern and Ahel continue to receive such other benefits, including medical, disability, pension and severance plans, as are made generally available to executive employees of the Company from time to time, and a life insurance benefit in the amount of one times such executive's current annual base salary.

In connection with Robert J. Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of his employment agreement, Mr. Birnbach has agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement contemplates that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

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

In fiscal year 2000, OnTera entered into an employment agreement with Vincent D'Onofrio, currently President and Chief Technology Officer, at a current annual base salary of $250,000; in addition, he is eligible for a bonus of up to 40% of his annual base salary, upon the achievement of specified performance targets. Annual base salary and bonus percentage may be increased, but not decreased, by the OnTera board of directors.

Pursuant to the OnTera employment agreement, employment may be terminated by OnTera with Cause (as defined in the agreements) or by Mr. D'Onofrio with or without good reason (as defined in the agreements). Termination of employment by OnTera without Cause, or by Mr. D'Onofrio with good reason would entitle the executive to severance in the amount of executive's then annual base salary, plus a pro rata portion of the bonus that would be payable in the year of termination. In the event of a termination of employment by OnTera with Cause, the Mr. D'Onofrio is entitled to receive all base salary through the date of termination. All unvested options lapse. In the event of a voluntary termination of employment by the executive, the executive is entitled to receive his annual base salary through the date of termination and be eligible for a pro rata portion of any bonus.

THE 1994 STOCK OPTION PLAN

On October 17, 1994, the Board of Directors adopted, and the stockholders subsequently approved and amended, the 1994 Stock Option Plan (as amended, the 1994 Plan) pursuant to which officers, directors, employees and consultants of the Corporation and its affiliates are eligible to be granted stock option awards (Awards). Stockholders approved the amendments to the 1994 Plan at the 1998 Annual Meeting of Stockholders. On April 13, 2000, the Company's Board of Directors approved an amendment to the 1994 Plan providing that for all Awards granted under the 1994 Plan from and after April 13, 2000, the Compensation Committee shall determine the definition of Change of Control and the treatment of such Awards upon a Change of Control, in the Committee's sole and absolute discretion. This amendment does not require stockholder approval. The 1994 Plan is currently being administered by the Compensation Committee, which has the authority to grant awards, including Stock Options, Stock Appreciation Rights, Restricted Stock, or any combination of the foregoing, and to determine the terms and conditions of the Awards.

Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2002, 3,086,533 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal year 2002.

401(K) PLAN

The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in
Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to 15% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash of DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2002, DualStar made no contribution to the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlock relationship existed during the fiscal year ended June 30, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of DualStar Common Stock as of September 19, 2002 by each stockholder of the Company who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of DualStar Common Stock.


         NAME AND ADDRESS OF          AMOUNT AND NATURE OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP    PERCENT OF CLASS
----------------------------------- ------------------------- -----------------
Technology Investors Group, LLC
560 Sylvan Way
Englewood Cliffs, NJ 07632                  1,791,000               10.9%


The following table sets forth certain information with respect to beneficial ownership of DualStar Common Stock as of September 19, 2002 by all directors and all Named Executives identified in the Summary Compensation Table above in Item
11. Executive Compensation, individually, and by all directors and all executive officers of DualStar as a group.


                                      AMOUNT AND NATURE OF     PERCENT OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
------------------------------------- ---------------------- ---------------
Gregory Cuneo                                 555,000(1)           2.9%
Jared E. Abbruzzese                               ---                *
Raymond Steele                                115,000(2)             *
Ronald Fregara                                555,000(1)           2.9%
Stephen Yager                                 555,000(1)           2.9%
Barry Halpern                                 301,000(2)           1.6%
Nicholas Ahel                                 226,000(2)           1.2%
All directors and executive
Officers as a group (10 persons)            3,549,400(3)          18.5%



* Less than 1%.

(1) Consists of (i) options to purchase 120,000 shares of Company common stock granted under the Company's 1994 Stock Option Plan, as amended (the Plan), exercisable within 60 days of September 19, 2002 and (ii) 435,000 shares of Company common stock.
(2) Consists of options granted under the Plan, exercisable within 60 days of September 19, 2002.
(3) Consists of (i) options to purchase 2,241,400 shares of Company common stock granted under the Plan, exercisable within 60 days of September 19, 2002, and
(ii) 1,308,000 shares of Company common stock.



The Company maintains the DualStar Technologies Corporation 1994 Stock Option Plan, as amended (the "1994 Plan"), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into individual arrangements outside of the equity plans with DSTR Warrant Co., LLC, providing for the award of warrants to purchase Company common stock. The 1994 Plan and the terms of DSTR Warrant Co., LLC's equity award are described more fully below.


The following table gives information about equity awards under the Company's 1994 Plan, and DSTR Warrant Co., LLC's equity arrangement.


---------------------------------------------------------------------------------------------------------------------
                                      (a)                        (b)                             (c)
---------------------------------------------------------------------------------------------------------------------
                            Number of securities to       Weighted-average         Number of securities remaining
                            be issued upon exercise       exercise price of         available for future issuance
                            of outstanding options,     outstanding options,       under equity compensation plans
Plan category                  warrants and rights       warrants and rights           (excluding securities
                                                                                        reflected in column
                                                                                                (a))
---------------------------------------------------------------------------------------------------------------------
DualStar Technologies               3,086,533                   $2.78                          413,467
Corporation 1994 Stock
Option Plan, as amended
---------------------------------------------------------------------------------------------------------------------
DSTR Warrant Co., LLC              3,125,000                    $4.00                             -
---------------------------------------------------------------------------------------------------------------------
Total                              6,211,533                    $3.39                          413,467
---------------------------------------------------------------------------------------------------------------------

In addition, subject to stockholder approval, the Company granted warrants to purchase 750,000, 625,000, 200,000 and 200,000 shares of Company common stock to TechOne Capital Group LLC, Technology Investors Group LLC, Gregory Cuneo and Robert Birnbach, respectively. Exercise price of the warrants granted to TechOne Capital Group LLC and Technology Investors Group LLC is $4.06. Exercise price of the warrants granted to Gregory Cuneo and Robert Birnbach is $6.50. The Company has no present plan to hold a stockholder meeting for the purpose of seeking approval for the warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) The Company's communications business sublets office space in New York, NY from Starrett Corporation (of which the Company's president and Chief Executive Officer is (non-Director) Chairman and the Company's Chief Financial Officer was director, president and Chief Executive Officer until November 2000). Starrett had billed OnTera $16,340 for office improvements associated with the property in fiscal year 2000. Rent expense for the year ended June 30, 2002 and 2001 was $165,000 and $99,000, respectively.

(b) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company, is a principal, had provided consulting services to the Company from August 12, 1999 until June 30, 2002, pursuant to letter agreements dated August 12, 1999 and March 24, 2000 and pursuant to a consulting agreement dated June 1, 2000. The consulting fee payable under the consulting agreement was $30,000 per month, plus reimbursement of expenses. In November 2001, TechOne gave the Company a written notice to terminate the agreement effective on June 30, 2001 and waived any subsequent consulting fees that might be due by the Company to TechOne under the agreement. For the year ended June 30, 2001, in connection with the agreement, the Company paid TechOne consulting fees in the amount of $360,000. For the year ended June 30, 2002, the Company made no payments to TechOne.

Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance. The Company has no present plan to hold a stockholders meeting for the purpose of seeking stockholder approval for the Class D Warrants. In connection with the consummation of the November 8, 2000 financing transaction with Madeleine L.L.C., to ensure that DualStar had a sufficient number of authorized but unissued shares of common stock for issuance upon the exercise of such warrants, TechOne irrevocably surrendered any rights it had to Class D Warrants to purchase 375,000 shares of DualStar common stock.

(c) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the years ended June 30, 2001, the Company paid Hades consulting fees in the amount of $240,000. For the year ended June 30, 2002, in connection with the agreement, the Company made no payments to Hades.

(d) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (b). The Company has no present plan to hold a stockholders meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(e) The Company's mechanical contracting business leased shop space, on a month-to-month basis, until March 2002 from a company in which Messrs. Cuneo, Yager and Fregara own a majority interest. Rent expense for the years ended June 30, 2002, 2001 and 2000 was $35,000, $46,000 and $34,000, respectively.

(f) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG in fiscal year 2001. For the year ended June 30, 2001, the Company paid M&E Advisors, LLC consulting fees in the amount of $170,000. For the year ended June 30, 2002, the Company made no payments to M & E Advisors, LLC.

(g) At June 30, 2002, the Company had outstanding loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000, respectively.

         (i) An original loan of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by the officer in the prior periods and a promissory note was signed by Mr. D'Onofrio for the remaining loan balance of $96,000. The note bears interest rate of 7.75% per annum and is due in August 2006. In addition, Mr. D'Onofrio provided all stock options granted to him by the Company as the collateral and security of the note.

         (ii) The $60,000 loan is due on demand, with an interest rate of 7.75% per annum. Mr. Cuneo had borrowed $350,000 from the Company in June 2001 and repaid such loan with interest in June 2001. In addition, Mr. Cuneo had purchased various services from the Company totaling $134,000 during fiscal year 2001, of which $84,000 was paid through September 2001.

(h) For the fiscal years ended June 30, 2002, 2001 and 2000, approximately 0.2%, 2.0% and 16% of the Company's total revenues were derived from HRH Construction Corporation ("HRH"), respectively. Mr. Cuneo is also the Chairman of HRH.

In addition, DualStar's President and Chief Executive Officer is (non-Director) Chairman of Starrett Corporation, an affiliate of HRH and Blackacre, and is compensated as Chairman of Starrett Corporation under a consulting agreement between Starrett Corporation and Starrett Consulting, L.L.C. (of which Mr. Cuneo is a 50% member). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH and a member of TIG. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from Starrett Corporation in equal monthly installments, plus an additional fee may be earned in certain circumstances. DualStar's Executive Vice President and Chief Financial Officer was Director, President and Chief Executive Officer of Starrett Corporation. Since these two DualStar officers became officers of HRH and/or Starrett Corporation, DualStar has been awarded two new contracts in the amount of approximately $5 million from HRH.

ITEM 14 - CONTROLS AND PROCEDURES.

(A) Not applicable.
(B) There have been no significant changes in the Company's internal controls or in other factors that could significantly alter these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements and Financial Statement Schedules

See the Index to Financial Statements appearing on page F-1 of this Report following this Item 15. No financial statement schedules are included in this Report.

2. Exhibits

Set forth below is a list of exhibits being filed with this Report.

EXHIBIT NO. AND DESCRIPTION IN THE EXHIBIT LIST FOR THIS REPORT


NUMBER                              TITLE
------                              -----
  2.1 Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant, Cerberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
  2.2 Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E Contracting Corp. (2)
  2.3 Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI Acquisition Co. and ParaComm, Inc. (2)
  2.4 Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
  3.1     Certificate of Incorporation, filed June 14, 1994, as restated. (1)
  3.2     Amended and Restated Bylaws. (2)
  4.1     Specimen Copy of Common Stock Certificate. (1)
  4.2 DualStar Technologies Corporation 1994 Stock Option Plan, as amended.(1)
  4.3     1994 Stock Option Plan Amendment. (3)
 10.1 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)
 10.2 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (1)
 10.3 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)

NUMBER                              TITLE
------                              -----

 10.4 Employment Agreement between the Registrant and Robert J. Birnbach dated June 7, 2000. (3)
 10.5 Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000. (3)
 10.6 Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000. (3)
 10.7 Second Amended and Restated Note, having an original issued dated as of December 1, 1999, made by Registrant in favor of Madeleine L.L.C. (5)
 10.8 Stockholders Agreement dated March 28, 2000 among DualStar Technologies Corporation, Blackacre Capital Management L.L.C., Cerberus Capital Management, L.P., Gregory Cuneo and Robert J. Birnbach. (2)
 10.9 Stockholders Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC, Technology Investors Group, LLC and certain members of Registrant's management. (5)
 10.10 Class E Warrant Agreement dated as of November 8, 2000 by and between Registrant and DSTR Warrant Co., LLC. (4)
 10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC. (5)
 10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
 10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
 10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
 10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
 10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
 21.1     Subsidiaries of the Registrant.(6)
 23.1     Consent of Grassi & Co., CPAs, P.C. (6)
 23.2     Consent of Grant Thornton LLP.(6)


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

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Attached hereto.

(B) REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed on May 6, 2002, reporting an Item 4 event.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The exhibits listed under (a)(2) of this Item 15 are filed with this Report.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 2001

None.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                       PAGE
                                                                       ----

Reports of Independent Certified Public Accountants                  F-2 - F-3

Financial Statements

   Consolidated Balance Sheets                                          F-4

   Consolidated Statements of Operations                                F-5

   Consolidated Statement of Shareholders' Equity (Deficit)         F-6 - F-7

   Consolidated Statements of Cash Flows                            F-8 - F-10

   Notes to Consolidated Financial Statements                       F-11 - F-36

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of DualStar Technologies Corporation and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note A to the financial statements, the Company has suffered recurring losses from continuing operations and is in default of its senior secured promissory note payable that permits the holder to accelerate the maturity and demand payment. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also discussed in Note
A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




GRASSI & CO., CPAs, P.C.


Lake Success, New York
September 19, 2002

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors and Shareholders
DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of DualStar Technologies Corporation and Subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2001 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2001, in conformity with accounting standards generally accepted in the United States of America.




GRANT THORNTON LLP


New York, New York
September 28, 2001

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                      June 30,
                                                                                       -----------------------------------------
                                                                                              2002                 2001
                                                                                       -----------------------------------------
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $2,535,419           $3,711,287
  Accounts receivable - net of allowance for doubtful accounts of
     $532,000 and $586,000 in 2002 and 2001, respectively                                    26,249,507           23,761,367
  Retainage receivable                                                                        3,473,970            3,926,902
  Costs and estimated earnings in excess of billings on uncompleted contracts                 1,299,615            1,236,557
  Deferred tax asset                                                                                  -              377,000
  Prepaid expenses and other current assets                                                     210,997            1,278,469
                                                                                       -----------------------------------------
         TOTAL CURRENT ASSETS                                                                33,769,508           34,291,582

Property and equipment - net of accumulated depreciation and amortization                     3,158,890            7,621,297
Other assets:
  Deferred tax asset                                                                                  -              699,000
  Intangible assets - net of accumulated amortization                                                 -              365,219
  Other                                                                                         511,303              595,883
                                                                                       -----------------------------------------
          TOTAL ASSETS                                                                      $37,439,701          $43,572,981
                                                                                       =========================================

                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                          $12,250,161          $12,437,911
  Senior secured promissory note payable                                                     14,850,300                    -
  Billings in excess of costs and estimated earnings on uncompleted contracts                 5,707,947            3,572,160
  Accrued expenses and other current liabilities                                              3,540,799            4,445,041
  Mortgage payable                                                                            1,693,885                    -
                                                                                       -----------------------------------------
         TOTAL CURRENT LIABILITIES                                                           38,043,092           20,455,112

  Senior secured promissory note payable                                                              -           12,500,000
  Mortgage payable - net of current portion                                                           -            1,691,744
  Other liabilities                                                                                   -              148,613
                                                                                       -----------------------------------------
         TOTAL LIABILITIES                                                                   38,043,092           34,795,469
                                                                                       -----------------------------------------

  Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock - par value, $.01 per share; 25,000,000 shares authorized; 16,501,568
    shares issued and outstanding in 2002 and 2001                                              165,016              165,016
  Additional paid-in capital                                                                 41,575,421           41,575,421
  Accumulated deficit                                                                       (42,343,828)         (32,760,425)
  Accumulated comprehensive loss                                                                      -             (202,500)
                                                                                       -----------------------------------------
         TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                                  (603,391)           8,777,512
                                                                                       -----------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)                               $37,439,701          $43,572,981
                                                                                       =========================================

The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,

                                                                            2002                 2001               2000
                                                                        -------------        -------------      --------

Revenues earned                                                           $81,180,853          $83,217,978         $87,284,513
Costs of revenues earned, excluding depreciation and
  amortization of $1,651,476, $1,236,652 and $619,706 in 2002,
  2001 and 2000, respectively                                              70,561,255           73,946,373          80,305,881
                                                                   ------------------------------------------------------------

Gross profit                                                               10,619,598            9,271,605           6,978,632
                                                                   ------------------------------------------------------------
Operating expenses:
  General and administrative expenses, excluding amortization of deferred compensation of $637,428 in 2000, and depreciation and amortization of $395,043, $977,810 and $427,617 in 2002,
    2001 and 2000, respectively                                            11,976,760           20,043,044          13,049,411
  Depreciation and amortization                                             2,046,519            2,214,462           1,047,323
  Impairment of fixed and intangible assets                                 2,479,630            1,190,000             300,000
  Amortization of deferred compensation                                             -                    -             637,428
                                                                   ------------------------------------------------------------
Total operating expenses                                                   16,502,909           23,447,506          15,034,162
                                                                   ------------------------------------------------------------

Operating loss                                                             (5,883,311)         (14,175,901)         (8,055,530)
Other (income) expense:
  Interest income                                                            (152,808)            (578,484)           (264,580)
  Interest expense                                                          1,876,751            1,364,984             791,868
  Loss on sale of communications assets                                       482,324                    -                   -
  Loss on sale of marketable securities                                       337,500                    -                   -
                                                                   ------------------------------------------------------------
Other expense - net                                                         2,543,767              786,500             527,288
                                                                   ------------------------------------------------------------

Loss before provision for income taxes                                     (8,427,078)         (14,962,401)         (8,582,818)

Provision for income taxes
    Current tax provision                                                      80,325               74,787              68,000
    Deferred tax provision                                                  1,076,000              676,000                   -
                                                                   ------------------------------------------------------------

Net loss                                                                  $(9,583,403)        $(15,713,188)        $(8,650,818)
                                                                   ============================================================

Basic and diluted loss per share:
   Net loss per share                                                          $(0.58)              $(0.95)             $(0.67)
   Weighted average shares outstanding                                     16,501,568           16,497,255          12,824,121


The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    Years ended June 30, 2002, 2001 and 2000

                                                          Additional                                    Accumulated
                                     Common Stock          paid-in         Accumulated      Deferred   Comprehensive
                                  Shares      Amount       Capital           Deficit     Compensation     Loss           Total
                                  ------      -------      -------           -------     ------------     ----           -----

Balance - June 30, 1999          9,000,000     $90,000   $14,995,836     $(8,396,419)                                   $6,689,417

Net loss for the year ended
  June 30, 2000                                                           (8,650,818)                                   (8,650,818)
Exercise of Class A warrants     4,510,571      45,106    17,997,178                                                    18,042,284
Exercise of Underwriter unit
  option                           400,000       4,000     2,306,000                                                     2,310,000
Conversion of convertible note   1,791,000      17,910     2,455,419                                                     2,473,329
Costs in connection with
  conversion of convertible
  note                                                       (21,824)                                                      (21,824)
Issuance of common stock and
  warrants in connection with
  purchase of ParaComm, Inc.       774,997       7,750     3,117,513                                                     3,125,263
Issuance of compensatory
  stock options                                            1,763,428                     $(1,126,000)                     637,428
                               ----------------------------------------------------------------------------------------------------
Balance - June 30, 2000         16,476,568    $164,766   $42,613,550    $(17,047,237)    $(1,126,000)          -      $24,605,079


The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                    Years ended June 30, 2002, 2001 and 2000

                                                                      Additional
                                             Common Stock               paid-in          Accumulated
                                        Shares         Amount           Capital             Deficit
                                        ------         -------          -------             -------

Balance - June 30, 2000                 16,476,568       $164,766       $42,613,550      $(17,047,237)
Net loss for the year ended
  June 30, 2001                                                                           (15,713,188)
Net unrealized loss on marketable
  securities arising during the
  year

Comprehensive loss
Issuance of common stock and
  warrants in exchange for access
  rights                                    25,000            250            87,871
Reversal of deferred compensation                                        (1,126,000)
                                     --------------------------------------------------------------------
Balance - June 30, 2001                 16,501,568        165,016        41,575,421       (32,760,425)
Net loss for the year ended
  June 30, 2002                                                                            (9,583,403)
Other comprehensive loss:
  Unrealized holding loss on
    marketable securities arising
    during the year
  Reclassification adjustment for
    losses included in net income

Comprehensive loss
                                     --------------------------------------------------------------------
Balance - June 30, 2002                 16,501,568       $165,016       $41,575,421      $(42,343,828)
                                     ====================================================================

                                                        Accumulated
                                      Deferred         Comprehensive
                                    Compensation           Loss               Total
                                    ------------           ----               -----

Balance - June 30, 2000               $(1,126,000)                -          $24,605,079
Net loss for the year ended
  June 30, 2001                                                              (15,713,188)
Net unrealized loss on marketable
  securities arising during the
  year                                                    $(202,500)            (202,500)
                                                                         -----------------
Comprehensive loss                                                           (15,915,688)
Issuance of common stock and
  warrants in exchange for access
  rights                                                                          88,121
Reversal of deferred compensation       1,126,000                                      -
                                   -------------------------------------------------------
Balance - June 30, 2001                         -          (202,500)           8,777,512
Net loss for the year ended
  June 30, 2002                                                               (9,583,403)
Other comprehensive loss:
  Unrealized holding loss on
    marketable securities arising
    during the year                                         540,000              540,000
  Reclassification adjustment for
    losses included in net income                          (337,500)            (337,500)
                                                                         -----------------
Comprehensive loss                                                            (9,380,903)
                                   -------------------------------------------------------
Balance - June 30, 2002                         -                 -            $(603,391)
                                   =======================================================


The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,

                                                                              2002               2001               2000
                                                                       ---------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                                   $(9,583,403)        $(15,713,188)       $(8,650,818)
  Adjustments to reconcile net loss to net cash used in operating activities

     Depreciation and amortization                                             2,046,519            2,214,462          1,047,323
     Deferred income taxes                                                     1,076,000              676,000                  -
     Impairment of fixed and intangible assets                                 2,479,630            1,190,000            300,000
     Loss on sale of communications assets                                       482,324                    -                  -
     Loss on sale of marketable securities                                       337,500                    -                  -
     Accrued interest  added to debt principal                                 1,595,623                    -                  -
     Accrued interest converted to common stock                                        -                    -            124,385
     Amortization of deferred compensation                                             -                    -            637,428
        (Increase) decrease in assets, net of assets acquired
            Accounts receivable                                               (2,549,797)             103,258           (132,986)
            Retainage receivable                                                 452,932            2,763,121           (545,435)
            Costs and estimated earnings in excess of billings on
              uncompleted contracts                                              (63,058)             859,154           (735,299)
            Prepaid expenses and other current assets                            392,402              111,664           (254,753)
            Other assets                                                           4,120              (65,544)          (606,395)
         Increase (decrease) in liabilities, net of liabilities
           assumed
             Accounts payable                                                    155,999           (4,636,817)        (4,309,577)
             Billings in excess of costs and estimated earnings on
             uncompleted contracts                                             2,135,787             (417,641)           994,805
             Accrued expenses and other current liabilities                     (521,239)             174,637              9,006
                                                                       ---------------------------------------------------------
Net cash used in operating activities                                         (1,558,661)         (12,740,894)       (12,122,316)
                                                                       ---------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                                         (434,621)          (2,667,323)        (1,020,434)
   Proceeds from sale (purchase) of marketable securities                        555,000             (892,500)                 -
   Proceeds from sale of communications assets                                   402,136                    -                  -
   ParaComm, Inc.'s cash at purchase date                                              -                    -            264,853
   Costs in connection with purchase of ParaComm, Inc.                                 -                    -            (54,984)
                                                                       ---------------------------------------------------------
    Net cash provided by (used in) investing activities                         $522,515          $(3,559,823)         $(810,565)
                                                                       ---------------------------------------------------------

         The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                              Years ended June 30,

                                                                              2002               2001               2000
                                                                       ---------------------------------------------------------
Cash flows from financing activities
   Principal payments of loan and lease payables                                $(115,771)          $(268,226)       $(1,150,431)
   Principal payment of mortgage payable                                          (23,951)            (20,080)           (27,084)
   Proceeds from senior secured promissory note payable                                 -           5,500,000          7,000,000
   Exercise of Class A warrants and underwriter unit option                             -                   -         20,352,285
   Net proceeds  from refinancing of mortgage payable                                   -                   -            996,250
   Costs in connection with conversion of convertible note                              -                   -            (21,824)
                                                                       ---------------------------------------------------------

   Net cash provided by (used in) financing activities                           (139,722)          5,211,694         27,149,196
                                                                       ---------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           (1,175,868)        (11,089,023)        14,216,315
Cash and cash equivalent at beginning of year                                   3,711,287          14,800,310            583,995
                                                                       ---------------------------------------------------------

Cash and cash equivalents at end of year                                       $2,535,419          $3,711,287        $14,800,310
                                                                       =========================================================

Supplemental disclosures of cash flow information:
   Cash paid during the year for
      Interest                                                                   $164,053            $641,038           $719,449
      Income taxes                                                                 19,549              71,503             87,986

Non-cash investing and financing transactions:

(1) During fiscal 2002, unpaid interest of $754,677 that was accrued in fiscal 2001 was capitalized to the senior secured promissory note payable.

(2) The Company acquired marketable securities in March 2001 for $892,500. As of June 30, 2001, an unrealized loss on the Company's available-for-sale securities was $202,500 and had been reported as a component of shareholders' equity. The Company subsequently sold the securities in fiscal 2002 and the unrealized loss was reversed.

(3) The Company sold certain communications assets in April 2002 for $402,136. In addition to communications equipment and subscriber base, accounts receivable with book value of $61,557 was included in the transaction.

(4) In connection with an agreement in exchange for access rights, the Company issued 25,000 shares of Company common stock and warrants to purchase 2,676 shares of Company common stock in the year ended June 30, 2001. The warrants are non-forfeitable, fully vested and immediately exercisable at a price of $4.446 per share. Accordingly, the Company's common stock was increased by $250 and additional paid-in capital was increased by $87,871.

(5) In November 2000, the Company sold to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C.

         The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    Years ended June 30, 2002, 2001 and 2000

Non-cash investing and financing transactions:

(6) In August 1996, the Company acquired real property which was financed by a $900,000 mortgage loan. In November 1999, the Company refinanced the mortgage loan and increased the loan balance to $1,750,000. The unpaid balance of $754,044 of the original mortgage loan was paid off from the proceeds of the refinancing.

(7) The Company acquired equipment related to the delivery of communications services which was financed by a note in the amount of $668,265 in the year ended June 30, 2001. The Company acquired equipment related to the delivery of Internet access which was financed by capital leases in the total amount of $193,546 in the year ended June 30, 2000.

(8) In May 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase date, the Company allocated the excess to subscriber list, access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively.

(9) In July 1999, Technology Investors Group, LLC ("TIG") converted its $2.5 million convertible note and a portion of unpaid interest into 1,791,000 shares of the Company's common stock at the conversion price of $1.40 per share. In addition, the Company issued a promissory note in the amount of $120,000 representing the remaining indebtedness to TIG. In connection with the conversion, the Company incurred costs of $41,471 which have been charged to additional paid-in capital. As a result of the transaction, the Company's common stock (in par value) was increased by $17,910 and additional paid-in capital was increased by $2,455,419.

(10) In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1,763,428 was incurred, of which $637,428 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1,763,428, deferred compensation was increased by $1,126,000, and $637,428 was charged to fiscal 2000 operating result. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1,126,000.



        The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Background and Financial Statement Presentation

DualStar Technologies Corporation ("DualStar") is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Centrifugal"), Centrifugal Service, Inc. ("Service") and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal, Service and Mechanical in exchange for all of the stock of Centrifugal, Service and Mechanical and these companies became wholly owned subsidiaries of DualStar. Subsequently, DualStar formed new wholly owned subsidiaries, including Centrifugal/Mechanical Associates, Inc., Property Control, Inc., High-Rise Electric, Inc., OnTera, Inc. ("OnTera", formerly known as DualStar Communications, Inc.), Integrated Controls Enterprises, Inc. and BMS Electric, Inc. In May 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. (see Note Q).

The accompanying financial statements for the years ended June 30, 2002, 2001 and 2000 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

DualStar, through its wholly owned subsidiaries, operates two separate lines of business: (a) construction and (b) communications. As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors determined to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc., in several southern and western states.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") over $15 million and is presently in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In fiscal 2002, the Company decided to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased-out starting June 2002. In addition, the Company decided to sell certain communications assets in locations outside of the New York City metropolitan area and Florida.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

In April 2002, the Company sold certain communications assets for $400,000. The transaction resulted in a loss of $500,000. In addition, in August 2002, the Company sold certain access agreements on properties in the Los Angeles area and the communications assets located in the properties for $400,000. The transaction resulted in a gain of $100,000. Due to the Company's continuing re-focus of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal 2002.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to eliminate or reduce the loan.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

(1)      Revenue and Cost Recognition

Revenues on long-term construction contracts are recognized under the percentage-of-completion method. Under this method, progress towards completion is recognized according to engineering estimates. This method is used because management considers this method the most appropriate in the circumstances. Revenue on service contracts is recorded on the accrual basis as services are performed. The length of the Company's contracts varies but typically ranges from one to two years. In accordance with normal construction industry practice, the Company includes in current assets and current liabilities amounts relating to construction contracts realizable and payable over a period in excess of one year.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

Communication services revenue includes data and video communication and installations services. Data and video are subscription based services generally provided to customers under month-to-month contracts. Revenues are recognized in the month in which the services are provided. All expenses related to services provided are recognized as incurred.

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

(5)      Impairment of Long-term Assets

On an ongoing basis, the Company reviews the valuation and amortization of long-term assets. As part of this review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In the third quarter of fiscal 2002, the carrying value of communication equipment was written off by $2.5 million as a result of the Company's decision of further limiting its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. In the fourth quarter of fiscal 2001, the carrying value of intangible assets was written down by $1.2 million as a result of the Company's consideration of the estimated undiscounted future cash flow of ParaComm, Inc., a communications subsidiary (see Note Q). In determining the amount of impairment loss, the Company considered the estimated market value of the subsidiary's subscriber list, access rights and related equipment. In the fourth quarter of fiscal 2000, the carrying value of certain communication equipment was written down by $300,000 as a result of the Company's anticipated change in strategy of delivering its communications services. In determining the amount of the impairment loss, the Company considered the present value of the amount that could be recovered upon the sale of the assets.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

(6)      Intangible Assets

Subscriber list, access rights and goodwill derived from the purchase of ParaComm, Inc. were stated at an estimated value at the closing of the purchase less accumulated amortization. Subscriber list, capitalized access rights and goodwill were amortized on a straight-line basis over three, five and ten years, respectively (see Note A (5)).


 (7)     Income Taxes

The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

(8)      Cash and Cash Equivalents

The Company considers its money market funds with an original maturity of three months or less to be cash equivalents.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

(9)      Reclassification

In January 2001, the Company's board of directors determined not to divest most of DualStar's construction-related businesses. Accordingly, the financial position of such businesses as of June 30, 2001, and their financial results and cash flows for the fiscal years ended June 30, 2001 and 2000 are no longer presented as discontinued operations in the accompanying audited consolidated financial statements. In addition, certain reclassifications have been made to prior year amounts to conform to the June 30, 2002 presentation.

(10)     Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. The marketable securities were acquired in March 2001 for $892,500. As of June 30, 2001, the unrealized loss on the Company's available-for-sale securities was $202,500 and had been reported as a component of shareholders' equity. The Company subsequently sold the securities in fiscal 2002 and the unrealized loss was reversed. Comprehensive loss for the years ended June 30, 2002 and 2001 were $9,380,903 and $15,915,688, respectively.

(11)  Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
- Goodwill, as well as intangible assets with indefinite lives will no longer be amortized.
- Goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Management's assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for the

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A (CONTINUED)

fiscal years beginning after December 15, 2001. This supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement. Management's assessment is that this Statement will not have a material impact on the Company's financial position or results of operations.

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, extinguishment of debt is now considered a risk management strategy by the reporting enterprise and the FASB does not believe it should be considered extraordinary under the criteria in APB Opinion No.30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," unless the debt extinguishment meets the unusual in nature and infrequency of occurrence criteria in APB Opinion No. 30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30.

 In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

NOTE B - ACCOUNTS RECEIVABLE

Included in accounts receivable at June 30, 2002 are unbilled receivables from completed contracts aggregating $452,243.

In a prior year, the Company filed a claim of approximately $2,494,000 for costs incurred by the Company relating to specific items of additional work that the owner required the Company to perform. Included in accounts receivable is $800,000 relating to the claim, which represents contract costs attributable to the claim and the minimum amount expected to be recovered. In the opinion of the Company's counsel, the contract provides a legal basis to support the claim. It is at least reasonably possible that the estimated claim revenue for this contract will be further revised in the near term.

The Company reduces its receivables by an allowance for future uncollectible accounts. The reconciliation of these balances is as follows:

Allowance for Doubtful Accounts:

                                                                        Years ended
                                                   ------------------------------------------------------
                                                       June 30,         June 30,           June 30,
                                                         2002             2001               2000
                                                   ------------------------------------------------------
Beginning Balance                                         $ 586,000         $ 646,000          $ 277,000
Additions Charged to Expenses                               473,121           112,894            369,000
Deductions                                                 (527,121)         (172,894)                 -
                                                   ------------------------------------------------------

Ending Balance                                            $ 532,000         $ 586,000          $ 646,000
                                                   ======================================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                                             June 30,
                                                         --------------------------------------------------
                                                                  2002                      2001
                                                         --------------------------------------------------
       Compensation                                               $1,142,197               $1,661,634
       Current portion of mortgage and lease payables                655,664                  648,914
       Unearned revenues                                             218,613                  411,168
       Interest                                                      108,064                  414,527
       Professional fees                                             380,500                  311,856
       Communication taxes payable                                   386,868                  201,503
       Other                                                         648,893                  795,439
                                                         -------------------------------------------------
                                                                  $3,540,799               $4,445,041
                                                         =================================================

NOTE D- INTANGIBLE ASSETS

As of June 30, 2001, intangible assets consist of the following:

       Subscriber list                                              $683,492
       Access rights                                                 249,579
                                                          ----------------------
                                                                     933,071
       Less accumulated amortization                                (567,852)
                                                          ----------------------
                                                                    $365,219
                                                          ======================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                           June 30,
                                                        ----------------------------------------------
                                                                2002                    2001
                                                        ----------------------------------------------
       Network infrastructure and equipment                     $3,066,659              $7,596,381
       Building and building improvements                        1,596,719               1,596,719
       Computer equipment                                          945,380               1,158,273
       Office furniture and equipment                              307,564                 367,322
       Automobiles                                                 282,941                 282,941
       Machinery and equipment                                      79,048                 100,898
                                                        ----------------------------------------------
                                                                 6,278,311              11,102,534
       Less accumulated depreciation and amortization           (3,434,421)             (3,796,237)
                                                        ----------------------------------------------
                                                                 2,843,890               7,306,297
       Land                                                        315,000                 315,000
                                                        ----------------------------------------------
                                                                $3,158,890              $7,621,297
                                                        ==============================================

NOTE F - DEBT

(1)       Senior Secured Promissory Note

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

Since March 2001, the Company has not made regularly scheduled interest payments to Madeleine pursuant to the $12.5 million loan agreement. In addition, the de-listing of the Company's common shares from the Nasdaq National Market created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to eliminate or reduce the loan.

The Company presently owes Madeleine over $15 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Blackacre were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F (CONTINUED)

(2)      Mortgage Payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1.0 million, thereby increasing the loan balance to $1.75 million. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At June 30, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million was reclassified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The Company is current with its monthly payment obligations.

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

(4)      Promissory Note

On December 16, 1999, the Company sold a $7 million secured convertible promissory note (the "Madeleine Bridge Loan") to Madeleine. The note has an interest rate of 11% per annum and was due on May 31, 2000. The due date of the note was extended to the closing date of the Blackacre investment. In November 2000, the Madeleine Bridge Loan was retired from the proceeds of the Senior Secured Promissory Note (see Note F (1)). The Company was advised that contemporaneous with the advance of the Madeleine Bridge Loan, TIG purchased from Blackacre a $2 million participation interest in such loan, which was subsequently resold to Blackacre in March 2000. For the year ended June 30, 2000, interest expense of approximately $451,000 was recorded for the loan.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - SHAREHOLDERS' EQUITY

In February 1995, in connection with the Company's initial public offering, the Company issued 4,600,000 Class A warrants to shareholders. During January and February 2000, a total of 4,510,571 shares of the Company's common stock were issued pursuant to the exercise of the Company's Class A Warrants prior to its expiration on February 14, 2000. The Class A Warrants entitled holders to acquire one share of the Company's common stock at a purchase price of $4.00 per share. In addition, at a purchase price of $5.78 per share, 400,000 shares of the Company's common stock were issued upon exercise of a purchase option previously granted to an underwriter in connection with the Company's February 1995 initial public offering. The aggregate proceeds to the Company from the exercise of the warrants and the option were $20.4 million during fiscal 2000.

In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grant and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1.7 million was incurred, of which $600,000 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1.7 million, deferred compensation was increased by $1.1 million, and general and administrative expenses were increased by $600,000 for the year ended June 30, 2000. In February 2001, such employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1.1 million for the year ended June 30, 2001.

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

NOTE H - INCOME TAXES

Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the net operating loss carryforward, allowance for doubtful accounts and accumulated depreciation.

Management believes that the Company will less than likely generate sufficient taxable earnings or utilize tax planning opportunities to realize any of the deferred tax benefits and, therefore, has recorded a valuation allowance.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H (CONTINUED)

The following is a summary of the items giving rise to deferred tax benefits at June 30, 2002 and 2001:

                                                                     June 30,
                                                      --------------------------------------
                                                                2002             2001
                                                      --------------------------------------
         Current
             Allowance for doubtful accounts               $   213,000      $   377,000
                                                      --------------------------------------
         Long-term
             Net operating loss carryforward                17,000,000        15,892,000
             Accumulated depreciation
                                                               105,000           105,000
                                                      --------------------------------------
                                                            17,105,000        15,997,000
                                                      --------------------------------------
         Total deferred tax assets                          17,318,000        16,374,000
         Less valuation allowance                          (17,318,000)      (15,298,000)
                                                      --------------------------------------
         Net deferred tax assets                                              $1,076,000
                                                                    -
                                                      ======================================

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

                                                                               June 30,
                                                      -----------------------------------------------------
                                                            2002               2001             2000
                                                      -----------------------------------------------------

             Statutory federal income tax                $(2,865,000)       $(5,342,000)      $(2,839,000)
             State and local income taxes                 (1,517,000)        (2,357,000)       (1,995,000)
             Valuation allowance                           5,458,000          8,375,000         4,834,000
             State capital taxes                              80,325             74,787            68,000
                                                      -----------------------------------------------------
                                                          $1,156,325           $750,787           $68,000
                                                      ================== ================= ==================

The Company has net operating loss carryforwards of approximately $34 million available for federal, state and local income tax purposes, expiring in the years 2011 to 2022. The Company's ability to utilize net operating loss carryforwards to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.


NOTE I - COMMITMENTS AND CONTINGENCIES

(1) The Company leases certain equipment under operating leases expiring at various dates through June 2007. At June 30, 2002, minimum rental commitments under noncancellable operating leases are as follows:

                      2003                   $121,000
                      2004                     80,000
                      2005                     40,000
                      2006                     11,000
                      2007                     10,000
                                         ---------------
                                             $262,000
                                         ===============

Equipment rent expense for the years ended June 30, 2002, 2001 and 2000 was approximately $135,000, $369,000 and $179,000, respectively.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

(2) The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 2002, 2001 and 2000, the Company contributed $13.3 million, $13.6 million and $14.2 million, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

The Multiemployer Pension Plan Administration Act of 1980 (the "Act") significantly increased the pension responsibilities of participating employers. Under the provisions of the Act, if the Company were to withdraw from any of these plans or should any of the plans be terminated, the Company could be liable for a proportionate share of the unfunded actuarial present value of plan benefits at the date of withdrawal or termination. The amount of such unfunded liability is not known.

(3) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. That is, on certain work at the request of the Company, the sureties provide a full guarantee of performance and/or payment to third parties in the form of a bond. If the sureties pay an amount to third parties pursuant to such bond, the Company is obligated to fully reimburse the sureties. There is no dollar amount limit on the amount of the indemnity provided to the sureties. Management believes that all such contingent liabilities, if they occur, will be satisfied by performance on the specific bonded contracts.

(4) Until 1995, Centrifugal was a partner with DAK Electric Contracting Corp. ("DAK") in a joint venture that performed mechanical and electrical services for a general contractor on a construction project in Manhattan known as the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. In 1995, DAK became insolvent, thereby obligating Centrifugal to complete the work on this project. As a result, in fiscal 1996 the Company wrote off approximately $3.7 million with respect to accounts receivable, loans receivable, claims and other costs that the Company incurred on behalf of DAK in fulfillment of DAK's obligations under the contract on the Lincoln Square project.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following:
The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The complaint alleges several causes of action against several defendants in connection with several projects and seeks a total of approximately $450,000 in damages on all of these causes against the named defendants; however, only one of the several causes of action, which seeks an unspecified portion of the total damages demanded, relates to the Company. The Company has been informed that plaintiff will assert that more than half of the total sums it seeks is due under the bond which the Company provided, with the remainder of the sums demanded due on the claims unrelated to the Company. The Company may also be exposed for interest. Additionally, it may be exposed to such legal fees and other expenses as the Company's bonding company may incur in its defense against plaintiff's claims; however, many years into this matter, no demand for any of these sums has been made. The bonding companies, Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

(5) On August 11, 1999, Triangle Sheet Metal Works, Inc. ("Triangle"), a subcontractor of Centrifugal/Mechanical Associates, Inc. ("CMA"), filed a petition under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Triangle's Chapter 11 case was subsequently converted to a case under Chapter 7 of the Bankruptcy Code and a Chapter 7 trustee was appointed to administer Triangle's estate. Triangle was a sheet metal subcontractor for CMA on six projects in New York City (the "Subcontractor Projects"). CMA was also the subcontractor of Triangle on one additional project in New York City (the "Contractor Project"). Prior to Triangle's Chapter 11 filing, Triangle ceased operation and defaulted on its obligations under the Subcontractor Projects and the Contractor Project. On or about January 18, 2000, Triangle's Chapter 7 trustee made a written request to CMA stating that Triangle's records reflected that CMA was indebted to Triangle in the aggregate sum of $2.4 million based upon work performed by Triangle on the Subcontractor Projects. Triangle's Chapter 7 trustee stated CMA was not entitled, under applicable law, to offset amounts owed to CMA on particular Subcontractor Projects against amounts owed by CMA to Triangle on other Subcontractor Projects. CMA had claims and counterclaims against Triangle for breaches, defaults, completion costs and damages in respect of the Subcontractor Projects and the Contractor Project. CMA believed that it was entitled to setoff and/or recoup part of the damages by offsetting any monies owed by CMA to Triangle.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I (CONTINUED)

(6) In 1999, ParaComm purchased from Golden Sky Systems (GSS) GSS's contract with DirecTV which authorized it to be a DirecTV Master Systems Operator (MSO). Along with the contract so purchased, ParaComm acquired a GSS contract with one of its System Operators, Cable America, Inc. In May, 2002 Cable America, Inc. filed suit in the Circuit Court of Cook County, Illinois against ParaComm, OnTera, DirecTV, GSS and Pegasus Communications Inc., which had subsequently acquired GSS. The suit claims damages for allegedly unpaid commissions in the claimed amount of $339,000 and also seeks an accounting. The Company believes the suit to be without merit and intends to contest it.

 (7) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that no loss to the Company is probable and the claims are covered under its liability policies. No provision for such claims has been made in the accompanying financial statements.

NOTE J - RELATED PARTY TRANSACTIONS

(1) The Company's communications business sublets office space in New York, NY from Starrett Corporation (of which Mr. Cuneo, the Company's President and Chief Executive Officer, is (non-Director) Chairman, and Mr. Birnbach, the Company's Chief Financial Officer, was director, President and Chief Executive Officer until November 2000). Starrett had billed OnTera $16,340 for office improvements associated with the property in fiscal year 2000. Rent expense for the years ended June 30, 2002 and 2001 was $165,000 and $99,000, respectively.

(2) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company, is a principal, had provided consulting services to the Company from August 12, 1999 until June 30, 2001, pursuant to letter agreements dated August 12, 1999 and March 24, 2000 and pursuant to a consulting agreement dated June 1, 2000. The consulting fee payable under the consulting agreement was $30,000 per month, plus reimbursement of expenses. In November 2001, TechOne gave the Company a written notice to terminate the agreement effective on June 30, 2001 and waived any subsequent consulting fees that might be due by the Company to TechOne under the agreement. For the years ended June 30, 2001 and 2000, the Company paid TechOne $360,000 and $180,000, respectively, for consulting services in connection with the agreement. For the year ended June 30, 2002, the Company made no payments to TechOne.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (CONTINUED)

Subject to stockholder approval and other conditions, Class D Warrants to purchase 750,000 shares of Company Common Stock were granted to TechOne on April 13, 2000. The Class D Warrants are exercisable for $4.063 per share and vest and become fully exercisable when the 30-day average closing price of the Company Common Stock has been at or above $14.00, and a material third party acquisition or merger, material equity investment in the Company or joint venture or other material third party transaction having a substantially similar economic effect as the foregoing has been effected (excluding, in each instance, the transactions contemplated by the Blackacre Securities Purchase Agreement). Additionally, regardless of the vesting requirement discussed above, the Class D Warrants vest and become fully exercisable upon a change of control (excluding the transactions contemplated by the Blackacre Securities Purchase Agreement). The Warrants will expire on the seventh anniversary of issuance. The Company has no present plan to hold a stockholders meeting for the purpose of seeking stockholder approval for the Class D Warrants. In connection with the consummation of the November 8, 2000 financing transaction with Madeleine L.L.C., to ensure that DualStar had a sufficient number of authorized but unissued shares of common stock for issuance upon the exercise of such warrants, TechOne irrevocably surrendered any rights it had to Class D Warrants to purchase 375,000 shares of DualStar common stock.

(3) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the years ended June 30, 2001 and 2000, the Company paid Hades $240,000 and $20,000, respectively, for consulting services in connection with the agreement. For the year ended June 30, 2002, the Company made no payments to Hades.

(4) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (2). The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(5) The Company's mechanical contracting business leased manufacturing space, on a month-to-month basis, from a company in which Messrs. Cuneo and Fregara own a majority interest. The lease was terminated in March 2002. Rent expense in connection with the lease for the years ended June 30, 2002, 2001 and 2000 was $35,000, $46,000 and $34,000, respectively.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J (CONTINUED)

(6) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG in fiscal 2001. For the year ended June 30, 2001, consulting fee for the services was $170,000. For the year ended June 30, 2002, the Company made no payments to M & E Advisors, LLC.

(7) At June 30, 2002, the Company had loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000, respectively.

         (a) An original loan of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by Mr. D'Onofrio in the prior periods and a promissory note was signed by Mr. D'Onofrio for the remaining loan balance of $96,000. The note bears an interest rate of 7.75% per annum and is due in August 2006. In addition, D'Onofrio provided all stock options granted to him by the Company as the collateral and security of the note.

         (b) The $60,000 loan is due on demand, with an interest rate of 7.75% per annum. Mr. Cuneo had also borrowed $350,000 from the Company in June 2001 and repaid the loan with interest in June 2001. In addition, Mr. Cuneo had purchased various services from the Company totaling $134,000 during fiscal 2001, of which $84,000 was paid through September 2001.

(8) For the fiscal years ended June 30, 2002, 2001 and 2000, approximately 0.2%, 2.0% and 16% of the Company's total revenues were derived from HRH Construction Corporation ("HRH"), respectively. Mr. Cuneo is also the Chairman of HRH.

In addition, Mr. Cuneo is (non-Director) Chairman of Starrett Corporation, an affiliate of HRH, and is compensated as Chairman of Starrett Corporation under a consulting agreement between Starrett Corporation and Starrett Consulting, L.L.C. (of which Mr. Cuneo is a 50% member). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH and a member of TIG. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from Starrett Corporation in equal monthly installments, plus an additional fee may be earned in certain circumstances. Mr. Birnbach was Director, President and Chief Executive Officer of Starrett Corporation. Since these two DualStar officers became officers of HRH and/or Starrett Corporation, the Company has been awarded two new contracts in the amount of approximately $5 million from HRH.

NOTE K - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, marketable securities, trade accounts receivable and retainage receivable.

The Company maintains cash balances with large U.S. commercial banks. The balances are insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation up to $100,000 per institution. The Company's balances may exceed this limit. At June 30, 2002, uninsured cash balances were approximately $2.9 million. The Company believes it is not exposed to any significant credit risk for cash.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K (CONTINUED)

The Company performs construction contracts for, and extends credit to, private owners and general contractors located generally in the New York City metropolitan area. The Company is directly affected by the well being of these entities and the construction industry as a whole. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. For the year ended June 30, 2000, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction Corporation) amounted to approximately 49% and 16% of the Company's total revenue, respectively. In addition, as of June 30, 2002 and 2001, contract and retainage receivable from Bovis Lend Lease, Inc. amounted to approximately 52% and 58% of the Company's total contract and retainage receivable, respectively.

NOTE L - STOCK OPTION PLAN

In 1994, the Company adopted a stock option plan accounted for under the intrinsic value method of APB No. 25. The plan, as amended, allows the Company to grant options to employees for up to 3.5 million shares of common stock.

In general, the options have a term of ten years from the date of grant and vest over two to five years, and the exercise price of each option is higher than the market price of the Company's stock on the date of grant.

Pursuant to certain officers' employment agreements, such officers may be given options under the plan, which will be shared equally, to purchase shares of the Company's common stock at fair market value on the date of grant, if Company pretax earning criteria are met. Through June 30, 2002, no stock options were granted to the officers based on the criteria.

Effective July 1, 1996, the Company adopted the provisions of Statement No. 123, "Accounting for Stock-Based Compensation." As permitted by the Statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation cost has been recognized for the plan under the fair value method of SFAS 123. Had compensation cost of the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been:

                                                                  2002                 2001                 2000
                                                         ------------------------------------------------------------

     Net loss                            As reported          $(9,583,403)        $(15,713,188)          $(8,650,818)
                                         Pro forma           $(10,588,836)        $(16,738,375)         $(11,027,353)

     Basic and diluted loss
       per share                         As reported               $(0.58)              $(0.95)               $(0.67)
                                         Pro forma                 $(0.64)              $(1.01)               $(0.81)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L (CONTINUED)

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the years ended June 30, 2002, 2001 and 2000, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

This pro forma impact only takes into account options granted since July 1, 1994 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2001 and 2000: risk-free interest rate of approximately 5.0%, expected life of seven years, volatility of 100% and no dividend yield.

A summary of information relative to the Company's stock option plan follows:

                                                                                          WEIGHTED AVERAGE
                                                                  NUMBER OF SHARES             PRICE
                                                               -----------------------------------------------
      Outstanding at June 30, 1999                                       1,676,000             $0.99
      Granted in fiscal 2000 net of grants subject to
        stockholder approval                                             1,824,000             $5.41
                                                               -----------------------
      Outstanding at June 30, 2000                                       3,500,000             $3.29
      Granted in fiscal 2001                                               663,225             $6.27
      Forfeited in fiscal 2001                                            (945,000)            $5.52
                                                               -----------------------
      Outstanding at June 30, 2001                                       3,218,225             $2.88
      Forfeited in fiscal 2002                                            (131,692)            $5.11
                                                               -----------------------
      Outstanding at June 30, 2002                                       3,086,533             $2.78
                                                               =======================

Weighted average fair values of option grants in fiscal 2001 and 2000 were $0.32 and $5.96, respectively.

In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1.7 million was incurred, of which $600,000 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1.7 million, deferred compensation was increased by $1.1 million, and general and administrative expenses were increased by $600,000. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1.1 million.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE L (CONTINUED)

The following information applies to options outstanding and exercisable at June 30, 2002:

                                                WEIGHTED-AVERAGE
       RANGE OF EXERCISE        NUMBER        REMAINING CONTRACTUAL     WEIGHTED-AVERAGE    NUMBER
             PRICES          OUTSTANDING           LIFE (YEARS)          EXERCISE PRICE     EXERCISABLE
       ---------------------------------------------------------------------------------------------------
       $0.75                    1,484,000              5.0                    $0.75           1,484,000
       $3.00                      177,000              2.4                    $3.00             177,000
       $4.00                      799,000              6.1                    $4.00             501,400
       $5.25-$10.25               626,533              8.1                    $5.99             523,831

                           -----------------                                                --------------
                                3,086,533                                                     2,686,231
                           =================                                                ==============

NOTE M - EMPLOYEE BENEFIT PLAN

In 1995, the Company adopted a defined contribution retirement plan (commonly referred to as a 401(k) plan) which satisfies the requirements for qualification under Section 401(k) of the Internal Revenue Code. The Company's contribution to the plan is based entirely on management's discretion. For the years ended June 30, 2002, 2001 and 2000, the Company made no contribution to the plan.

NOTE N- SEGMENT INFORMATION

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N (CONTINUED)

 REPORTABLE SEGMENT INFORMATION    CONSTRUCTION    COMMUNICATIONS      TOTALS
--------------------------------------------------------------------------------
         FISCAL 2002
Revenues from external customers   $ 77,903,745    $  3,277,108    $ 81,180,853
Intersegment revenues                         -          18,750          18,750
Depreciation and amortization           125,402       1,738,871       1,864,273
Interest expense                          6,594          55,979          62,573
Segment profit (loss)                 2,356,531      (7,369,416)     (5,012,885)
Impairment of assets                          -       2,479,630       2,479,630
Segment assets                       33,452,621       2,768,592      36,221,213
Expenditure for segment assets           13,684         420,937         434,621
           FISCAL 2001
Revenues from external customers   $ 79,753,232    $  3,464,746    $ 83,217,978
Intersegment revenues                         -          15,000          15,000
Depreciation and amortization           166,650       1,874,494       2,041,144
Interest expense                              -          49,410          49,410
Segment profit (loss)                   519,339     (12,062,161)    (11,542,822)
Impairment of assets                          -       1,190,000       1,190,000
Segment assets                       31,377,606       7,805,246      39,182,852
            FISCAL 2000
Revenues from external customers   $ 85,254,572    $  2,029,941    $ 87,284,513
Intersegment revenues                         -          30,000          30,000
Depreciation and amortization           184,797         567,201         751,998
Interest expense                         50,365          21,610          71,975
Segment loss                           (955,178)     (5,028,990)     (5,984,168)
Impairment of assets                          -         300,000         300,000


  RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                    FISCAL
                                              -----------------------------------------------
                                                    2002             2001           2000
                                              -----------------------------------------------
     REVENUES
Total revenues for reportable segments         $ 81,199,603    $ 83,232,978    $ 87,314,513
Elimination of intersegment revenues                (18,750)        (15,000)        (30,000)
                                              -----------------------------------------------
Total consolidated revenues                    $ 81,180,853    $ 83,217,978    $ 87,284,513
                                              ===============================================

     LOSS
Total loss for reportable segments             $ (5,012,885)   $(11,542,822)   $ (5,984,168)
Unallocated amounts:
  Corporate                                      (3,414,193)     (3,419,579)     (2,598,650)
                                              -----------------------------------------------
Total consolidated loss before provision for
  income taxes                                 $ (8,427,078)   $(14,962,401)   $ (8,582,818)
                                              ===============================================

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N (CONTINUED)

     RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                                                                FISCAL
                                                                               -----------------------------------------
                                                                                       2002                2001
                                                                               -----------------------------------------
          ASSETS
     Total assets for reportable segments                                         $36,221,213          $39,182,852
     Elimination of intersegment profits on capitalized assets                       (257,300)            (257,300)
     Unallocated amounts:
       Corporate                                                                    1,475,788            4,647,429
                                                                               =========================================
     Total consolidated assets                                                    $37,439,701          $43,572,981
                                                                               =========================================

          OTHER SIGNIFICANT ITEMS:
                                                       SEGMENT                            CONSOLIDATED
                                                        TOTALS           CORPORATE           TOTALS
                                              --------------------------------------------------------
                   FISCAL 2002
     Depreciation and amortization                    $1,864,273           $182,246        $2,046,519
     Interest expense                                     62,573          1,814,178         1,876,751
                   FISCAL 2001
     Depreciation and amortization                    $2,041,144           $173,318        $2,214,462
     Interest expense                                     49,410          1,315,574         1,364,984
                   FISCAL 2000
     Depreciation and amortization                      $751,998           $295,325         1,047,323
     Interest expense                                     71,975            719,893           791,868

The unallocated corporate amounts primarily include certain expenses that are unrelated to or cannot be reasonably allocated to the Company's business segments. These expenses include interest expenses, payroll and related expenses of corporate employees, professional fees, investor relation expenses and insurance.

NOTE O - EMPLOYMENT AGREEMENTS

(1) The Company has entered into employment agreements with Messrs. Cuneo, Fregara and Yager of the Company that expire in August 2003. The agreements are for annual base salaries ranging from $235,000 to $275,000. The agreements provide, among other things, for participation in an equitable manner of any profit sharing or retirement plan for employees or executives of the Company generally. There are certain guaranteed bonuses with maximum amounts to be based upon performance objectives that are determined by the Company's Board of Directors and Compensation Committee.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O (CONTINUED)

(2) The Company has entered into an employment agreement with Mr. Birnbach of the Company that provides for annual base salary of $220,000 plus a bonus up to 50% of the annual base salary based upon certain performance targets as defined in the agreement. In addition, the executive will be entitled to severance in the amount of two times the then annual base salary if the executive is terminated by the Company without cause.

(3) The Company entered into employment agreements with Messrs. Halpern and Ahel of the Company's electrical contracting subsidiary that provide for annual base salary of $260,000 each. The agreements expired in July 2002. The Company and the executives are discussing new employment agreements. The executives continue to serve as executives of the electrical contracting subsidiary at the current base salary of $260,000 each. The executives will be entitled to severance in the amount of their annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements.

(4) In connection with enhancing DualStar's communications business, in fiscal 2000, OnTera entered into employment agreements with six senior officers of OnTera. The agreements are for annual base salaries ranging from $200,000 to $250,000. In addition to the annual base salaries, the officers are eligible for bonuses of 40% to 50% of the annual base salaries upon achievement of specified targets, as defined in the agreements. The officers will be entitled to severance in the amount of their annual base salary plus the pro-rata portion of the performance bonuses in the year of termination if they are terminated as defined in the agreements. In February 2001, the Company accepted the resignations from five of the six OnTera senior officers and terminated their respective employment agreements. Currently, only Mr. D'Onofrio's employment agreement remains in effect. In conjunction with such resignations, the Company entered into a consulting agreement with REO Consulting Group, LLC (whose founding members include the aforementioned former OnTera officers) to continue to support and guide OnTera. The term of the consulting agreement was one year with an annual consulting fee of $250,000. The consulting agreement was subsequently terminated in July 2001. Consulting expense in connection with the agreement was $83,000 for the year ended June 30, 2001.

In September 2000, OnTera entered into an employment agreement with an officer of OnTera. The agreement was for annual base salary of $240,000. In addition to the annual base salary, the OnTera executive was eligible for bonuses of 40% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would have been entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he was terminated as defined in the agreements. In January 2001, OnTera reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination was $60,000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O (CONTINUED)

(5) In May 2000, ParaComm, Inc. ("ParaComm") entered into an employment agreement with an officer of ParaComm. The agreement was for annual base salary of $155,000. In addition to the annual base salary, the ParaComm officer was eligible for bonuses of 25% of the annual base salary upon achievement of specified targets, as defined in the agreements. The officer would be entitled to severance in the amount of the annual base salary plus the pro-rata portion of the performance bonus in the year of termination if he were terminated as defined in the agreements. In April 2001, ParaComm reached an agreement with the officer to terminate the employment agreement. Severance associated with this termination was $53,000.

NOTE P - COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                                                      June 30,
                                                                  ---------------------------------------------------
                                                                            2002                      2001
                                                                  ---------------------------------------------------
       Costs incurred on uncompleted contracts                            $53,899,529               $41,508,255
       Estimated earnings                                                   7,655,621                 6,507,684
                                                                  ---------------------------------------------------
                                                                           61,555,150                48,015,939
       Less billings to date                                               65,963,482                50,351,542
                                                                  ---------------------------------------------------
                                                                          $(4,408,332)              $(2,335,603)
                                                                  ===================================================

Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                                                      June 30,
                                                                  ---------------------------------------------------
                                                                             2002                      2001
                                                                  ---------------------------------------------------
       Costs and estimated earnings in excess of billings on
         uncompleted contacts                                              $1,299,615                $1,236,557
       Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             (5,707,947)               (3,572,160)
                                                                  ---------------------------------------------------
                                                                          $(4,408,332)              $(2,335,603)
                                                                  ===================================================

NOTE Q - ACQUISTION

On May 11, 2000, the Company issued 774,997 shares of common stock and 25,000 warrants with an exercise price of $15 per common stock in exchange for all of the outstanding stock of ParaComm, Inc. ParaComm was incorporated in July 1999 and is a private cable operating company based in Clermont, Florida, providing video entertainment services to MDU communities in Florida and Texas. The acquisition has been accounted for as a purchase and ParaComm's financial results for the period from May 11 to June 30, 2000 have been included in the accompanying financial statements. In the transaction, the Company acquired total assets of $1,871,740 and assumed total liabilities of $572,868. The Company recorded the consideration of the transaction by increasing common stock and additional-paid-in capital by $7,750 and $3,117,513, respectively. In addition, since the transaction amount exceeded the net assets of ParaComm, Inc. on the purchase, the Company allocated the excess to subscriber list, capitalized access rights and goodwill in the amounts of $1,165,732, $444,875 and $518,978, respectively. Subscriber list was calculated based on the number of ParaComm's subscribers, multiplied by a per subscriber valuation factor. Capitalized access rights was calculated based on the number of MDUs of MDU communities that are comprised of at least 50 units and ParaComm has access to, multiplied by a per unit valuation factor. The excess of the consideration given, i.e., common stock and warrants, over the net assets acquired, subscriber list and capitalized access rights as of May 11,

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q (CONTINUED)

2000 was assigned to goodwill. Subscriber list, capitalized access rights and goodwill are being amortized on a straight-line basis over three, five and ten years, respectively (see Note A (5)).

The following unaudited pro forma consolidated results of continuing operations assume that the purchase occurred on July 1, 1999:

                                             YEAR ENDED JUNE 30,
                                                    2000
                                            -----------------------
        Revenues                                   $5,478,534
        Loss                                        7,712,805
        Loss per share                                 $(0.57)

NOTE R - PURCHASE AGREEMENT

Effective July 28, 2000, OnTera entered into an equipment/software Master Purchase and License Agreement (MPLA) with Nokia to provide the primary components for OnTera's network infrastructure. The term of the MPLA was three
(3) years during which a minimum purchase commitment of $30 million was to have been met. OnTera's obligation to meet the minimum commitment was expressly contingent on obtaining vendor supported financing and if such financing was not obtained by January 2001, either party could terminate the MPLA. Such vendor supported equipment financing has not been arranged.

In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears an interest rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at June 30, 2002 of $564,370 is included in Accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys fees on the promissory note.

NOTE S - ACCESS AGREEMENT

In August 2000, OnTera entered into an agreement with Casden Properties, Inc. (in which Blackacre is a significant investor) and Casden Properties Operating Partnership L.P. to provide broadband services to up to 45 buildings encompassing approximately 9,000 units within Casden's portfolio of nationwide properties. Pursuant to this agreement, OnTera paid access fees to Casden Properties Operating Partnership, L.P., in the form of cash payments, shares of Company stock and stock warrants for each individual Casden property for which OnTera agreed to provide service. Under the agreement, OnTera had rights to provide services to Casden properties but OnTera was not obligated to do so. As of March 31, 2001 total shares and warrants issued under this agreement were 25,000 and 2,676 respectively.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE S (CONTINUED )

Due to the Company's decision to continue to limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. In August 2002, OnTera sold certain agreements on properties located in the Los Angeles area and the communications assets located in the properties for $400,000.

NOTE T - RESTRUCTURING

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE T (CONTINUED)

As a result of the limited availability of capital and a significant change in market conditions, in December 2000 the Company's board of directors determined to refocus its communications business efforts by concentrating on core communications assets located in the New York City and Los Angeles areas and by operating subscription video provider, ParaComm Inc. A restructuring charge of $1.0 million reflecting the impact of such reductions and refocus of markets was recorded in fiscal 2001. A benefit from a reversal of bonus accruals of $0.9 million was also recorded in fiscal 2001 because those bonuses would no longer be paid due to the restructuring.

NOTE U - UNAUDITED QUARTERLY DATA

                        Selected Quarterly Financial Data
                  (Dollars in thousands, except per share data)

                                                               FOR THE QUARTER ENDED
                            Sep.30,      Dec.31,     Mar.31,     Jun.30,     Sep.30,     Dec.31,     Mar.31,     Jun.30,
                             2000         2000        2001        2001        2001        2001        2002        2002
                          -------------------------------------------------------------------------------------------------
Revenue earned            $ 21,966     $ 20,670    $ 23,563    $ 17,019      17,556    $ 19,714    $ 19,716    $ 24,195
Gross profit                 2,462        1,626       4,637         547       2,493       2,520       2,261       3,346
Net loss                    (3,408)      (5,530)       (883)     (5,892)     (1,518)     (1,756)     (5,018)     (1,291)
Basic and diluted
  loss per share             (0.21)       (0.34)      (0.05)      (0.35)      (0.09)      (0.11)      (0.30)      (0.08)

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

Dated: September 23, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.



Signature                                Title                            Date
-----------                              -----                            ------

/s/ GREGORY CUNEO                 President and Chief                 September 23, 2002
                                  Executive Officer
-----------------------
Gregory Cuneo


/s/ ROBERT J. BIRNBACH            Executive Vice President and        September 23, 2002
                                      Chief Financial Officer
-----------------------               [Principal Financial
Robert J. Birnbach                    Officer]


/s/ JOSEPH C. CHAN                 Vice President and Chief            September 23, 2002
                                      Accounting Officer
-----------------------               [Principal Accounting
Joseph C. Chan                        Officer]


/s/ RAYMOND L. STEELE              Director                            September 23, 2002

-----------------------
Raymond L.  Steele
/s/ JARED E. ABBRUZZESE            Director                            September 23, 2002

------------------------
Jared E. Abbruzzese

       CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory Cuneo, President and Chief Executive Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Annual Report on Form 10-K of the Company for the period ending June 30, 2002 (the "Annual Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2002

                            /s/ Gregory Cuneo
                            --------------------------------------
                            Gregory Cuneo
                            President and Chief Executive Officer


        CERTIFICATION UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Birnbach, Executive Vice President and Chief Financial Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Annual Report on Form 10-K of the Company for the period ending June 30, 2002 (the "Annual Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 23, 2002

                            Robert J. Birnbach
                            --------------------------------------
                            Robert J. Birnbach
                            Executive Vice President and Chief Financial Officer

        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gregory Cuneo, certify that:

         1. I have reviewed this annual report on Form 10-K of DualStar Technologies Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002

                                         /s/ Gregory Cuneo
                                         -------------------------------------
                                         Gregory Cuneo
                                         President and Chief Executive Officer


        CERTIFICATION UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert J. Birnbach, certify that:

         1. I have reviewed this annual report on Form 10-K of DualStar Technologies Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 23, 2002



                                         /s/ Robert J. Birnbach
                                         -------------------------------------
                                         Robert J. Birnbach
                                         Executive Vice President and
                                         Chief Financial Officer

                                      II-1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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



               11-30 47TH AVENUE, LONG ISLAND CITY, NEW YORK 11101
              (Address of principal executive offices) (Zip Code)

                                 (718) 340-6655
              (Registrant's telephone number, including area code)


                                  EXHIBIT INDEX

Number                                  Title
  2.1 Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant, Cerberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
  2.2 Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E Contracting Corp. (2)
  2.3 Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI Acquisition Co. and ParaComm, Inc. (2)
  2.4 Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
  3.1     Certificate of Incorporation, filed June 14, 1994, as restated. (1)
  3.2     Amended and Restated Bylaws. (2)
  4.1     Specimen Copy of Common Stock Certificate. (1)
  4.2 DualStar Technologies Corporation 1994 Stock Option Plan, as amended.(1)
  4.3     1994 Stock Option Plan Amendment. (3)
 10.1 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)
 10.2 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (1)
 10.3 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)
 10.4 Employment Agreement between the Registrant and Robert J. Birnbach dated June 7, 2000. (3)
 10.5 Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000. (3)
 10.6 Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000. (3)
 10.7 Second Amended and Restated Note, having an original issued dated as of December 1, 1999, made by Registrant in favor of Madeleine L.L.C. (5)
 10.8 Stockholders Agreement dated March 28, 2000 among DualStar Technologies Corporation, Blackacre Capital Management L.L.C., Cerberus Capital Management, L.P., Gregory Cuneo and Robert J. Birnbach. (2)
 10.9 Stockholders Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC, Technology Investors Group, LLC and certain members of Registrant's Management. (5)
 10.10 Class E Warrant Agreement dated as of November 8, 2000 by and between Registrant and

          DSTR Warrant Co., LLC. (4)
 10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC. (5)
 10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
 10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
 10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
 10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
 10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
 21.1     Subsidiaries of the Registrant. (6)
 23.1     Consent of Grassi & Co., CPAs, P.C. (6)
 23.3     Consent of Grant Thornton LLP.(6)


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

(6) Attached hereto.