Form 10-Q
period 2002-09-30
DUALSTAR TECHNOLOGIES CORP
filed 2002-11-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2002.

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From ______________ to ________________.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

   COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF NOVEMBER 11, 2002
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Consolidated balance sheets - September 30, 2002 (Unaudited) and
             June 30, 2002

           Unaudited consolidated statements of operations - Three months ended
             September 30, 2002 and 2001

           Unaudited consolidated statements of cash flows - Three months ended
             September 30, 2002 and 2001

           Notes to consolidated financial statements (Unaudited) - September
             30, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,           JUNE 30,
                                                                                   2002                  2002
                                                                                -----------          -----------
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
  Cash                                                                           $5,098,405           $2,535,419
  Accounts receivable - net of allowance for doubtful accounts                   20,641,905           26,249,507
  Retainage receivable                                                            3,348,769            3,473,970
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                       564,323            1,299,615
  Prepaid expenses and other current assets                                         268,525              210,997
                                                                                -----------          -----------
Total current assets                                                             29,921,927           33,769,508
Property and equipment - net of accumulated depreciation and amortization         2,693,755            3,158,890
Other                                                                               494,627              511,303
                                                                                -----------          -----------
Total assets                                                                    $33,110,309          $37,439,701
                                                                                ===========          ===========

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                               $7,753,171          $12,250,161
  Senior secured promissory note payable                                         15,334,606           14,850,300
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     6,837,089            5,707,947
  Accrued expenses and other current liabilities                                  3,088,660            3,540,799
  Mortgage payable                                                                1,687,891            1,693,885
                                                                                -----------          -----------
Total current liabilities                                                        34,701,417           38,043,092
                                                                                -----------          -----------
Total liabilities                                                                34,701,417           38,043,092
                                                                                -----------          -----------

  Commitments and contingencies

Shareholders' deficit:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (43,331,545)         (42,343,828)
                                                                                -----------          -----------
Total shareholders' deficit                                                      (1,591,108)            (603,391)
                                                                                -----------          -----------
Total liabilities and shareholders' deficit                                     $33,110,309          $37,439,701
                                                                                ===========          ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                           2002               2001
                                                                       ------------       ------------
Revenues earned                                                        $ 14,548,491       $ 17,556,079
Costs of revenues earned, excluding depreciation and amortization        12,501,523         15,063,500
                                                                       ------------       ------------

Gross profit                                                              2,046,968          2,492,579

Operating expenses:
  General and administrative expenses, excluding depreciation and
    amortization                                                          2,354,937          3,132,954
  Depreciation and amortization                                             261,504            561,262
                                                                       ------------       ------------

Operating loss                                                             (569,473)        (1,201,637)
                                                                       ------------       ------------

Other (income) expense:
  Interest income                                                            (3,665)           (91,189)
  Interest expense                                                          476,194            407,155
  Gain on sale of communications assets                                     (74,545)              --
                                                                       ------------       ------------

Other expense - net                                                         397,984            315,966
                                                                       ------------       ------------

Loss before provision for income taxes                                     (967,457)        (1,517,603)
Provision for income taxes                                                   20,260               --
                                                                       ------------       ------------

Net loss                                                                  ($987,717)       ($1,517,603)
                                                                       ============       ============

Basic and diluted loss per share                                             ($0.06)            ($0.09)
Weighted average shares outstanding                                      16,501,568         16,501,568

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                    2002             2001
                                                                -----------       -----------
Net cash provided by (used in) operating activities             $ 2,343,674       ($1,230,324)
                                                                -----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment                          (70,112)         (228,447)
      Proceeds from sale of communications assets                   295,418              --
                                                                -----------       -----------
Net cash provided by (used in) investing activities                 225,306          (228,447)
                                                                -----------       -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                   --             (38,524)
     Principal payments on mortgage                                  (5,994)           (5,518)
                                                                -----------       -----------
Net cash used in financing activities                                (5,994)          (44,042)
                                                                -----------       -----------

Net increase (decrease) in cash                                   2,562,986        (1,502,813)
Cash at beginning of period                                       2,535,419         3,711,287
                                                                -----------       -----------
Cash at end of period                                           $ 5,098,405       $ 2,208,474
                                                                ===========       ===========

NON-CASH TRANSACTION:

During the three months ended September 30, 2002, accrued interest of $427,377 was capitalized to the senior secured promissory note payable.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction and (b) communications.

In fiscal year 2002, the Company continued to limit its communications business and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment informed its telephone customers and the FCC in April 2002 that telephone services would be phased out starting June 2002. Telephone service was completely discontinued in August 2002.

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

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment, even significantly limited, will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that positive cash flow, if any, will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") over $15 million and is in default under the loan (described below). Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, Inc., which have pledged substantially all of their respective

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan.

The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view, to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. On November 8, 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company has the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan. The Company presently owes Madeleine over $15 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal and recurring nature. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

NOTE B - PER SHARE DATA

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. For diluted net loss and income per share, when

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B (CONTINUED)

dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three months ended September 30, 2002 and 2001, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

(b) In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at September 30, 2002 of $564,370 is included in Accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note.

(c) In 1999, ParaComm purchased from Golden Sky Systems (GSS) GSS's contract with DirecTV which authorized it to be a DirecTV Master Systems Operator (MSO). Along with the

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C (CONTINUED)

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

(d) In July 2002, plaintiff Harvey Wayne, as an alleged shareholder of the Company, filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. The Company has not yet moved or filed an answer in this matter.

(e) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that the claims are covered under its liability policies and that no loss to the Company is probable. No provision for such claims has been made in the accompanying financial statements.

NOTE D - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily engages in electrical and mechanical contracting services in the New York Metropolitan area. The communications segment primarily installs communication systems and provides Internet, cable television and other services to buildings in New York City and Florida.

The accounting policies used to develop segment information correspond to those disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company does not allocate certain corporate expenses incurred by the parent company to its segments. Segment profit (loss) is based on profit
(loss) from operations before income taxes (benefits) and does not include those corporate expenses incurred by the parent company. Sales and transfers between segments are accounted for at cost. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing systems.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE D (CONTINUED)

           REPORTABLE SEGMENT INFORMATION                  CONSTRUCTION           COMMUNICATIONS         TOTALS
---------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
Revenues from external customers                            $14,097,095               $451,396         $14,548,491
Segment profit (loss)                                           329,293               (649,952)           (320,659)
Segment assets at September 30, 2002                         29,881,375              2,014,649          31,896,024

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers                            $16,689,807               $866,272         $17,556,079
Intersegment revenues                                                --                  6,250               6,250
Segment profit (loss)                                           653,558             (1,385,839)           (732,281)
Segment assets at June 30, 2002                              33,658,903              2,768,592          36,427,495


RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                                            FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                            -----------------------------------------
                                                                                        2002               2001
     LOSS
Total loss for reportable segments                                                   ($320,659)          ($732,281)
Unallocated amounts:
  Corporate                                                                           (667,058)           (785,322)
                                                                            -----------------------------------------
Total consolidated net loss                                                          ($987,717)        ($1,517,603)
                                                                            =========================================

NOTE E - DEBT

Senior Secured Promissory Note

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view, to eliminate the loan by selling certain of the Company's

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E (CONTINUED)

communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. On November 8, 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company has the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan.

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

Mortgage Payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1.0 million, thereby increasing the loan balance to $1.75 million. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At September 30, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million was reclassified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The Company is current with its monthly payment obligations.

NOTE F - NEW ACCOUNTING STANDARDS ADOPTED

The Company adopted SFAS 142, "Goodwill and Intangible Assets." The Company does not have any unamortized goodwill and therefore this adoption has no effect on the financial statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE G - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. For a description of the Company's businesses and operations, see Item 1 of the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 2002.

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words intends, expects, plans, estimates, projects, believes, anticipates and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, including if Madeleine L.L.C. were to call its loan, the ability of OnTera, Inc., a wholly owned subsidiary of the Company, to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the continuing communications operating losses, the Company's ability to continue to obtain insurance and suretyship coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth below in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as well as in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at September 30, and June 30, 2002 were $5.1 million and $2.5 million, respectively. The Company was provided with $2.3 million of cash in the three months ended September 30, 2002 by operating activities. The net provision of cash was primarily due to decrease in receivables of the construction businesses. In the three months ended September 30, 2001, the Company used net cash of $1.2 million in operating activities to fund operating loss incurred by the communications segment. The Company's operating cash flows are primarily generated from the construction segment. Due to the relatively high dollar value of each construction contract, generally ranging from $5 million to $10 million, should the collection of contract receivables be delayed, it may have a material adverse effect on the Company's operations.

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

In the three months ended September 30, 2002 and 2001, the Company acquired capital assets of $0.1 million and $0.2 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide Internet, video and other services to the buildings' residents.

Senior Secured Promissory Note

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, including OnTera, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view, to eliminate the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. On November 8, 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company has the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan.

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

Mortgage payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1 million, thereby increasing the loan balance to $1.75 million. The new mortgage loan will expire on December 1, 2004 and can be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be paid at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At September 30, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million has been classified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The Company is current with monthly payment obligations.

RESULTS OF OPERATIONS

                                                        NET REVENUES BY SEGMENT
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  2002                          2001
  Segments                             ($ million)     % of Total     ($ million)     % of Total
                                      ------------------------------------------------------------
  Construction                             14.1           96.6            16.7           94.9
  Communications                            0.5            3.4             0.9            5.1
                                      ------------------------------------------------------------
  Total revenues                           14.6          100.0            17.6          100.0
                                      ============================================================


                                                  OPERATING (LOSS) INCOME BY SEGMENT
                                               FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                  2002                          2001
  Segments                             ($ million)     % of Total     ($ million)     % of Total
                                      ------------------------------------------------------------
  Construction                              0.3         (100.0)            0.7         (100.0)
  Communications                           (0.6)         200.0            (1.4)         200.0
                                      ------------------------------------------------------------
  Total operating (loss) income            (0.3)         100.0            (0.7)         100.0
                                      ============================================================

     Construction revenue decreased $2.6 million or 15.6% from $16.7 million in the three months ended September 30, 2001 to $14.1 million in the three months ended September 30, 2002. The decrease was primarily due to fewer construction contracts started in 2002.

     Cost of construction revenue decreased $2.3 million or 15.8% from $14.6 million in the three months end September 30, 2001 to $12.3 million in the three months ended September 30, 2002. The decrease was primarily due to the decrease in construction revenue. Gross profit percentages were 12.7% and 12.6% in the three months ended September 30, 2002 and 2001, respectively. The improvement in gross profit percentage was due primarily to a higher gross margin percentage in the new contracts started in 2002.

     Construction operating income decreased $0.4 million or 57.0% from $0.7 million in the three months ended September 30, 2001 to $0.3 million for the three months ended September 30, 2002. The decrease was due primarily to a decrease in construction revenue.

     Communications revenue decreased $0.4 million or 44.0% from $0.9 million in the three months ended September 30, 2001 to $0.5 million in the three months ended September 30, 2002. The decrease was primarily due to the Company's decision to discontinue telephone services in New York City starting June 2002.

     Cost of communications revenue decreased $0.3 million or 60.0% from $0.5 million in the three months ended September 30, 2001 to $0.2 million in the three months ended September 30, 2002. The decrease was primarily due to the decrease in revenue. Gross profit percentage increased to 55.6% in the three months ended September 30, 2002 from 44.4% in the three months ended September 30, 2001. The improvement in gross profit percentage was primarily due to the termination of telephone service.

Operating loss of the communications segment decreased $0.8 million or 57.1% from ($1.4) million in three months ended September 30, 2001 to ($0.6) million in the three months ended September 30, 2002. The improvement was due primarily to the Company's decision to further limit its communications business efforts and resources to the Internet and subscription video businesses in the New York City metropolitan area and in Florida. The Company's communications segment informed its telephone customers and the FCC in April 2002 that telephone services would be phased out starting June 2002. Telephone service was completely discontinued in August 2002. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

     In August 2002, OnTera, Inc. sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million.

     As a result of a restructuring of the communications businesses commenced in fiscal 2001, on a consolidated basis, the general and administrative expenses decreased $0.7 million or 22.6% from $3.1 million in the three months ended September 30, 2001 to $2.4 million in the three months ended September 30, 2002. The decrease in general and administrative expenses included a $0.4 million decrease in payroll and related costs, and a $0.3 million decrease in professional fees.

     Depreciation and amortization decreased $0.3 million or 50.0% from $0.6 million in the three months ended September 30, 2001 to $0.3 million in the three months ended September 30, 2002. The decrease was primarily due to charges of impairment of communications assets recorded in the previous fiscal year, as well as the sale of communications assets.

     Interest income was insignificant in the three months ended September 30, 2002 compared to $0.1 million in the three months ended September 30, 2001. The decrease was due to a decrease in investment of the Company's excess cash, which was used instead to fund the operating loss of the communications businesses.

     Interest expense increased $0.1 million or 25.0% from $0.4 million in the three months ended September 30, 2001 to $0.5 million in the three months ended September 30, 2002. The increase was due primarily to the Company's senior secured promissory note to Madeleine, in which, unpaid interest was capitalized and added to the principal due to the proposed amendment to the promissory note.

NEW ACCOUNTING STANDARDS ADOPTED

The Company adopted SFAS 142, "Goodwill and Intangible Assets". The Company does not have any unamortized goodwill and therefore this adoption has no effect on the financial statements.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of September 30, 2002, the Company had debt of $17.0 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company does not have any derivative financial instruments as of September 30, 2002. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 4 -- CONTROLS AND PROCEDURES

The Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures as of November 14, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In July 2002, plaintiff Harvey Wayne, as an alleged shareholder of the Company, filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. The Company has not yet moved or filed an answer in this matter.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a) As provided in full in Part I, Item 2 of this Report, the Company is in default under the terms of the Madeleine loan agreement by reason of its being delisted from Nasdaq and for nonpayment of interest. As of the date of the filing of this Report, the Company is in default in the amount of $ 15.6 million.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

In the three months ended September 30, 2002, no Current Report on Form 8-K was filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DualStar Technologies Corporation


Date: November 14, 2002              By: /s/ GREGORY CUNEO
      -----------------                  --------------------------
                                         Gregory Cuneo
                                         President and Chief Executive Officer


Date: November 14, 2002              By: /s/ ROBERT  BIRNBACH
      -----------------                  --------------------------
                                         Robert Birnbach
                                         Executive Vice President and Chief
                                         Financial Officer


Date: November 14, 2002              By: /s/ MICHAEL GIAMBRA
      -----------------                  --------------------------
                                         Michael Giambra
                                         Corporate Controller

       CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Gregory Cuneo, President and Chief Executive Officer of DualStar Technologies Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of DualStar Technologies Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                             /s/ Gregory Cuneo
                             ------------------------------
                                 Gregory Cuneo
                       President and Chief Executive Officer

     I, Robert Birnbach, Executive Vice President and Chief Financial Officer of DualStar Technologies Corporation, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of DualStar Technologies Corporation;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                             /s/ Robert Birnbach
                             ---------------------------------
                                 Robert Birnbach
              Executive Vice President and Chief Financial Officer

       CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory Cuneo, President and Chief Executive Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2002 (the "Quarterly Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                           /s/ Gregory Cuneo
                                           -------------------------------------
                                           Gregory Cuneo
                                           President and Chief Executive Officer



I, Robert Birnbach, Executive Vice President and Chief Financial Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Quarterly Report on Form 10-Q of the Company for the period ending September 30, 2002 (the "Quarterly Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002

                                           /s/ Robert Birnbach
                                           -------------------------------------
                                           Robert Birnbach
                                           Executive Vice President and Chief
                                           Financial Officer