Form 10-Q
period 2002-12-31
DUALSTAR TECHNOLOGIES CORP
filed 2003-02-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Quarterly Period Ended December 31, 2002.
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Transition Period From                   to                          .
                               -----------------    -------------------------

Commission file number  0-25552
                       --------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                          13-3776834
  -------------------------------                          -------------------
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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).   Yes  [ ]     No [X].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

   COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF FEBRUARY 10, 2003
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - December 31, 2002 (Unaudited) and June 30, 2002

           Condensed Consolidated Statements of Operations for the Three months and Six months ended December 31, 2002 and 2001 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the Six months ended December 31, 2002 and 2001 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited) -
            December 31, 2002


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures


PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K


SIGNATURES


CERTIFICATIONS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,          JUNE 30,
                                                                                  2002                2002
                                                                           ------------------   ----------------
                                                                               (UNAUDITED)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $8,071,514           $2,535,419
  Accounts receivable - net of allowance for doubtful accounts                   16,203,618           26,249,507
  Retainage receivable                                                            3,841,367            3,473,970
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                       671,632            1,299,615
  Prepaid expenses and other current assets                                         515,256              210,997
                                                                                -----------          -----------
Total current assets                                                             29,303,387           33,769,508
Property and equipment - net of accumulated depreciation and amortization         1,764,123            3,158,890
Other                                                                               467,951              511,303
                                                                                -----------          -----------
Total assets                                                                    $31,535,461          $37,439,701
                                                                                ===========          ===========

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Senior secured promissory note payable                                        $15,833,114          $14,850,300
  Mortgage payable                                                                1,678,906            1,693,885
  Accounts payable                                                                5,034,374           12,250,161
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     9,064,120            5,707,947
  Accrued expenses and other current liabilities                                  3,044,586            3,540,799
                                                                                -----------          -----------
Total current liabilities                                                        34,655,100           38,043,092
                                                                                -----------          -----------
Total liabilities                                                                34,655,100           38,043,092
                                                                                -----------          -----------

  Commitments and contingencies

Shareholders' deficit:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (44,860,076)         (42,343,828)
                                                                                -----------          -----------
Total shareholders' deficit                                                      (3,119,639)            (603,391)
                                                                                -----------          -----------
Total liabilities and shareholders' deficit                                     $31,535,461          $37,439,701
                                                                                ===========          ===========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,     FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                   ---------------------------------------     -------------------------------------
                                                          2002                  2001                2002                  2001
                                                   -----------------      ----------------     ---------------       ---------------
Revenues earned                                       $14,551,986            $19,713,716         $29,100,477           $37,269,795
Costs of revenues earned, excluding depreciation
  and amortization                                     12,019,895             17,193,642          24,521,418            32,257,142
                                                      -----------            -----------         -----------           -----------

Gross profit                                            2,532,091              2,520,074           4,579,059             5,012,653
                                                      -----------            -----------         -----------           -----------
Operating expenses:
  General and administrative expenses, excluding
    depreciation and amortization                       2,566,991              2,839,374           4,921,927             5,972,324
  Depreciation and amortization                           254,979                572,566             516,483             1,133,828
  Impairment of equipment                                 700,000                      -             700,000                     -
                                                      -----------            -----------         -----------           -----------

Operating loss                                           (989,879)              (891,866)         (1,559,351)           (2,093,499)
                                                      -----------            -----------         -----------           -----------

Other (income) expense:
  Interest income                                          (7,941)               (61,619)            (11,606)             (152,808)
  Interest expense                                        546,593                588,321           1,022,787               995,476
  Gain on sale of communications assets                         -                      -             (74,545)                    -
  Loss on sale of marketable securities                         -                337,500                   -               337,500
                                                      -----------            -----------         -----------           -----------

Other expense - net                                       538,652                864,202             936,636             1,180,168
                                                      -----------            -----------         -----------           -----------

Loss before provision for income taxes                 (1,528,531)            (1,756,068)         (2,495,987)           (3,273,667)
Provision for income taxes                                      -                      -              20,260                     -
                                                      -----------            -----------         -----------           -----------

Net loss                                              $(1,528,531)           $(1,756,068)        $(2,516,247)          $(3,273,667)
                                                      ===========            ===========         ===========           ===========

Basic and diluted loss per share                           $(0.09)                $(0.11)             $(0.15)               $(0.20)

Weighted average shares outstanding                    16,501,568             16,501,568          16,501,568            16,501,568



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                        DECEMBER 31,
                                                               ----------------------------
                                                                  2002              2001
                                                               ----------------------------
Net cash provided by (used in) operating activities            $5,329,943       ($1,854,498)
                                                               ----------       -----------

Cash flows from investing activities:
     Acquisition of property and equipment                        (73,644)         (393,753)
     Proceeds from sale of marketable securities                        -           555,000
     Proceeds from sale of communications assets                  295,279                 -
                                                               ----------       -----------
Net cash provided by investing activities                         221,635           161,247
                                                               ----------       -----------

Cash flows from financing activities:
     Principal payments on capital lease obligations                    -           (88,445)
     Principal payments on mortgage                               (14,979)          (11,537)
                                                               ----------       -----------
Net cash used in financing activities                             (14,979)          (99,982)
                                                               ----------       -----------

Net increase (decrease) in cash and cash equivalents            5,536,095        (1,793,233)
Cash and cash equivalents at beginning of period                2,535,419         3,711,287
                                                               ----------       -----------
Cash and cash equivalents at end of period                     $8,071,514       $ 1,918,054
                                                               ==========       ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

During the six months ended December 31, 2002, cash was used to pay interest expense of $108,037.

NON-CASH TRANSACTION:

During the six months ended December 31, 2002, accrued interest of $914,750 was capitalized to the senior secured promissory note payable.



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

The Company has continued to further curtail its communications business. Its communications segment is now primarily limited to the subscription video business in the New York City metropolitan area and in Florida. The Company's communications segment's telephone service business was discontinued in August 2002. The effects of the discontinuation of the business are immaterial and thus, presentation as discontinued operations is not considered necessary.

In addition, the Company has sold certain communications assets in locations outside of the New York City metropolitan area and Florida. In April 2002, the Company sold certain communications assets for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million.

Due to the Company's continuing re-focus and resulting curtailment of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002. Additionally, the Company evaluated its network infrastructure equipment during the current quarter by comparing the net book value of the assets to their fair market value and determined there was an impairment loss of $700,000. Such loss is reflected in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2002. In January 2003, the Company sold the network infrastructure assets for a nominal amount in conjunction with its exit out of the Internet service business for a nominal amount.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment, even significantly limited, will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that positive cash flow, if any, will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") approximately $16 million and is in default under the loan (described below). Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre"). The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company had the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan.

The Company presently owes Madeleine approximately $16 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

Due to the recent upheaval affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position as well as overall market conditions. The Company is currently in discussions with its present surety company on ways to improve the Company's ability to obtain bonding. There can be no assurance that the Company will be able satisfy its present surety company or obtain bonding elsewhere. If the Company is unable to obtain surety bonds as needed, this is likely to have a material adverse effect on the Company.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE B - PER SHARE DATA

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. For diluted net loss and income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and six months ended December 31, 2002 and 2001, respectively, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

As of June 30, 1996, all of the known claims and liens of subcontractors of the joint venture were settled and discharged, and all of the vendor lawsuits which arose out of these claims were also settled with the exception of the following:
The joint venture's bonding companies have claims over for indemnity against Centrifugal and under a guarantee agreement against the Company in the event that a judgment is rendered against the bonding companies in a suit brought by an employee benefit fund for DAK's employees' union seeking contributions to the fund which the fund claims were due but not paid by DAK. The complaint alleges several causes of action against several defendants in connection with several projects and seeks a total of approximately $450,000 in damages on all of these causes against the named defendants; however, only one of the several causes of action, which seeks an unspecified portion of the total damages demanded, relates to the Company. In February 2003, the Company was informed that the bonding company reached a settlement with the union on account of the claim for unpaid benefits on the Lincoln Square project in the amount of $270,000. The bonding company expressed its intent to pursue reimbursement for such settlement amount through the cross-claims alleged against the Company in such action. Additionally, the Company may be exposed to such legal fees and other expenses as the Company's bonding company may have incurred or will incur in connection with this claim. Centrifugal and the Company have asserted, among other defenses, that such contributions were not guaranteed under the terms of the joint venture's bonds.

(b) In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at December 31, 2002 of $564,370 is included in accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note.

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

(d) In July 2002, plaintiff Harvey Wayne, as an alleged shareholder of the Company, filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. The Company has not yet moved or filed an answer in this matter.

(e) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that the claims are covered under its liability policies and that no loss to the Company is probable. No provision for such claims has been made in the accompanying financial statements.

NOTE D - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily provides electrical and mechanical contracting services in the New York Metropolitan area. The communications segment primarily installs communication systems and provides cable television services to buildings in New York City and Florida.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D (CONTINUED)



           REPORTABLE SEGMENT INFORMATION                      CONSTRUCTION          COMMUNICATIONS         TOTALS
--------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
Revenues from external customers                                $14,172,669               $379,317       $14,551,986
Segment profit (loss)                                               497,103             (1,043,227)         (546,124)
Segment assets at December 31, 2002                              29,253,653              1,072,906        30,326,559

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
Revenues from external customers                                $18,903,549               $810,167       $19,713,716
Intersegment revenues                                                     -                  6,250             6,250
Segment profit (loss)                                               439,451             (1,115,928)         (676,477)
Segment assets at June 30, 2002                                  33,658,903              2,768,592        36,427,495

FOR THE SIX MONTHS ENDED DECEMBER 31, 2002
Revenues from external customers                                $28,269,764               $830,713       $29,100,477
Segment profit (loss)                                               826,396             (1,693,179)         (866,783)

FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
Revenues from external customers                                $35,593,356             $1,676,439       $37,269,795
Intersegment revenues                                                     -                 12,500            12,500
Segment profit (loss)                                             1,093,009             (2,501,767)       (1,408,758)

RECONCILIATION TO CONSOLIDATED AMOUNTS
                                                  FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                          DECEMBER 31,                             DECEMBER 31,
                                                  --------------------------                -------------------------
                                                   2002                2001                  2002               2001
                                                   ----                ----                  ----               ----
     PROFIT (LOSS)
Total profit (loss) for reportable segments     $(546,124)          $(676,477)            $(866,783)        $(1,408,758)
Unallocated amounts:
  Corporate                                      (982,407)         (1,079,591)           (1,649,464)         (1,864,909)
                                              -----------         -----------           -----------         -----------
Total consolidated net loss                   $(1,528,531)        $(1,756,068)          $(2,516,247)        $(3,273,667)
                                              ===========         ===========           ===========         ===========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - DEBT

Senior Secured Promissory Note

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company had the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan.

The Company presently owes Madeleine approximately $16 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Blackacre were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

Mortgage Payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1.0 million, thereby increasing the loan balance to $1.75 million. The mortgage loan expires on December 1, 2004 and may be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be set at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E (CONTINUED)

certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At December 31, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million was reclassified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The bank, however, may not renew the loan when it expires on December 1, 2004 if the Company is in default at that time. If the bank does not renew the loan, the Company may have to seek additional financing to refinance the loan. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all. The Company is current with its monthly payment obligations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. For a description of the Company's businesses and operations, see Item 1 of the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 2002. The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words intends, expects, plans, estimates, projects, believes, anticipates and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, including if Madeleine L.L.C. were to call its loan, the ability of the Company's communications segment to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the continuing communications operating losses, the Company's ability to continue to obtain bonding or insurance coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth below in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as well as in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

Due to the recent upheaval affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position as well as overall market conditions. The Company is currently in discussions with its present surety company on ways to improve the Company's ability to obtain bonding. There can be no assurance that the Company will be able satisfy its present surety company or obtain bonding elsewhere. If the Company is unable to obtain surety bonds as needed, this is likely to have a material adverse effect on the Company.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at December 31, 2002 and June 30, 2002 were $8.1 million and $2.5 million, respectively. The Company was provided with $5.3 million of cash in the six months ended December 31, 2002 by operating activities. The net provision of cash was primarily due to decrease in receivables of the construction businesses. In the six months ended December 31, 2001, the Company used net cash of $1.8 million in operating activities to fund the operating loss incurred by the communications segment. The Company's operating cash flows are primarily generated from the construction segment. Due to the relatively high dollar value of each construction contract, generally ranging from $5 million to $10 million, should the collection of contract receivables be delayed, it may have a material adverse effect on the Company's operations.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine approximately $16 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In the six months ended December 31, 2002 and 2001, the Company acquired capital assets of $0.1 million and $0.4 million, respectively, primarily for investment in communications infrastructure systems for high-rise buildings to enable the Company to provide subscription video and other services to the buildings' residents.

Senior Secured Promissory Note

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre. The loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the $12.5 million loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made any payments to Madeleine pursuant to the $12.5 million loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be $3,000,000, paid through the reduction of principal and accrued interest on the outstanding secured indebtedness previously extended by Madeleine to the Company. The Company had the right until January 7, 2003 to actively solicit higher cash offers for the stock or assets of ParaComm. The ParaComm sale to Madeleine is conditioned upon the approval of the transaction by the Company's Board of Directors, as well as receipt of a favorable fairness opinion from an independent financial advisor. In addition, the acquisition is subject to the execution of a definitive purchase agreement. There is no assurance that the Company, Blackacre and Madeleine will be able to reach agreement on valuation issues, or that they will reach final agreement to further eliminate or reduce the loan.

The Company presently owes Madeleine approximately $16 million and is in default under the loan agreement. Madeleine has the right to call the loan due and payable at any time. If Blackacre were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the loan. Such foreclosure would result in the Company being unable to continue in business.

Mortgage payable

In November 1999, the Company refinanced its mortgage loan, borrowing an additional $1 million, thereby increasing the loan balance to $1.75 million. The mortgage loan expires on December 1, 2004 and may be renewed for an additional five years. The mortgage loan bears interest at a fixed rate of 8.5% per annum for five years, and is secured by the related building. Interest during the renewal term will be set at a fixed rate per annum equal to the prime rate in effect on November 1, 2004. Principal of the loan is amortized on a 25-year basis. The mortgage loan agreement requires the Company to comply with certain covenants, including maintaining certain net working capital and tangible net worth amounts. If the Company fails to meet any of the requirements, the loan shall become immediately due and payable. At December 31, 2002, the Company failed to maintain the tangible net worth and working capital requirements. Accordingly, the mortgage payable of $1.7 million has been classified as a current liability. The Company has not been notified of any intention by the bank to accelerate such repayments. The bank, however, may not renew the loan when it expires on December 1, 2004 if it is in default at that time. If the bank does not renew the loan, the Company may have to seek additional financing to refinance the loan. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all. The Company is current with monthly payment obligations.

RESULTS OF OPERATIONS

                                                       NET REVENUES BY SEGMENT
                                                FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                             $14.2          97.3           $18.9           95.9
  Communications                             0.4           2.7             0.8            4.1
                                      --------------- ------------- ---------------- -------------
  Total revenues                           $14.6         100.0           $19.7          100.0
                                      =============== ============= ================ =============

                                                        NET REVENUES BY SEGMENT
                                                 FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                             $28.3          97.3           $35.6           95.4
  Communications                             0.8           2.7             1.7            4.6
                                      --------------- ------------- ---------------- -------------
  Total revenues                           $29.1         100.0           $37.3          100.0
                                      =============== ============= ================ =============

                                                  OPERATING INCOME (LOSS) BY SEGMENT
                                                FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                              $0.5         (100.0)         $  0.4         (57.1)
  Communications                            (1.0)         200.0            (1.1)        157.1
                                      --------------- ------------- ---------------- -------------
  Total operating (loss) income            $(0.5)         100.0           $(0.7)        100.0
                                      =============== ============= ================ =============

                                                  OPERATING INCOME (LOSS) BY SEGMENT
                                                 FOR THE SIX MONTHS ENDED DECEMBER 31,
                                                  2002                          2001
                                                  ----                          ----
               SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                      --------------- ------------- ---------------- -------------
  Construction                              $0.8          (88.9)         $  1.1         (78.6)
  Communications                            (1.7)         188.9            (2.5)        178.6
                                      --------------- ------------- ---------------- -------------
  Total operating (loss) income            $(0.9)         100.0           $(1.4)        100.0
                                      =============== ============= ================ =============

Construction revenue decreased $4.7 million or 24.9% from $18.9 million in the three months ended December 31, 2001 to $14.2 million in the three months ended December 31, 2002. The decrease was primarily due to fewer construction contracts started in 2002.

Construction revenue decreased $7.3 million or 20.5% from $35.6 million in the six months ended December 31, 2001 to $28.3 million in the six months ended December 31, 2002. The decrease was primarily due to fewer construction contracts started in 2002.

Cost of construction revenue decreased $5.5 million or 30.1% from $17.8 million in the three months end December 31, 2001 to $12.3 million in the three months ended December 31, 2002. The decrease was primarily due to the decrease in construction revenue. Gross profit percentages were 13.4% and 5.8% in the three months ended December 31, 2002 and 2001, respectively. The improvement in gross profit percentage was due primarily to a higher gross margin percentage in the new contracts started in 2002.

Cost of construction revenue decreased $8.3 million or 25.6% from $32.4 million in the six months end December 31, 2001 to $24.1 million in the six months ended December 31, 2002. The decrease was primarily due to the decrease in construction revenue. Gross profit percentages were 14.8% and 9.0% in the six months ended December 31, 2002 and 2001, respectively. The improvement in gross profit percentage was due primarily to a higher gross margin percentage in the new contracts started in 2002.

Construction operating income increased $0.1 million or 25.0% from $0.4 million in the three months ended December 31, 2001 to $0.5 million for the three months ended December 31, 2002. The increase was due primarily to a reduction in general and administrative expenses.

Construction operating income decreased $0.3 million or 27.3% from $1.1 million in the six months ended December 31, 2001 to $0.8 million for the six months ended December 31, 2002. The decrease was due primarily to the decrease in construction revenue.

Communications revenue decreased $0.4 million or 50.0% from $0.8 million in the three months ended December 31, 2001 to $0.4 million in the three months ended December 31, 2002. Communications revenue decreased $0.9 million or 52.9% from $1.7 million in the six months ended December 31, 2001 to $0.8 million in the six months ended December 31, 2002. The decreases were due primarily to the discontinuance of the Company's telephone service business in August 2002.

Cost of communications revenue decreased $0.2 million or 50.0% from $0.4 million in the three months ended December 31, 2001 to $0.2 million in the three months ended December 31, 2002. The decrease was primarily due to the decrease in revenue. Gross profit percentage remained the same at 50.0% in both the three months ended December 31, 2002 and December 31, 2001.

Cost of communications revenue decreased $0.5 million or 55.6% from $0.9 million in the six months ended December 31, 2001 to $0.4 million in the six months ended December 31, 2002. The decrease was due primarily to the decrease in revenue. Gross profit percentage increased to 50.0% in the six months ended December 31, 2002 from 47.1% in the six months ended December 31, 2001. The improvement in gross profit percentage was due primarily to the termination of the telephone service business.

Operating loss of the communications segment decreased $0.1 million or 9.1% from ($1.1) million in the three months ended December 31, 2001 to ($1.0) million in three months ended December 31, 2002. Included in the three months ended December 31, 2002 is a $0.7 million impairment charge related to the sale of the Internet business. Operating loss of the communications segment decreased $0.7 million or 28.0% from ($2.5) million in the six months ended December 31, 2001 to ($1.8) million in six months ended December 31, 2002. Included in the three months ended December 31, 2002 is a $0.7 million impairment charge related to the sale of the Internet business.

The improvement was due primarily to the Company's decision to further limit its communications business efforts and resources to the subscription video business in the New York City metropolitan area and in Florida. The Company's communications segment's telephone service business was discontinued in August 2002. The Company is presently engaged in negotiating to sell substantially all of its assets in Florida. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

In August 2002, OnTera, Inc. sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. In the quarter ended December 31, 2002, the Company took a $0.7 million charge for the impairment of certain communications assets in contemplation of exiting the Internet service business. The Company exited the Internet service business in January 2003.

As a result of a restructuring of the communications segment that commenced in fiscal 2001, on a consolidated basis, the general and administrative expenses decreased $0.2 million or 7.1% from $2.8 million in the three months ended December 31, 2001 to $2.6 million in the three months ended December 31, 2002. The decrease in general and administrative expenses included a $0.4 million decrease in payroll and related costs, a $0.2 million increase in professional fees and a $0.1 million decrease in rent expense.

As a result of the continuing restructuring of the communications segment, on a consolidated basis, the general and administrative expenses decreased $1.1 million or 18.3% from $6.0 million in the six months ended December 31, 2001 to $4.9 million in the six months ended December 31, 2002. The decrease in general and administrative expenses included a $0.8 million decrease in payroll and related costs, and a $0.2 million decrease in rent expense.

Depreciation and amortization decreased $0.3 million or 50.0% from $0.6 million in the three months ended December 31, 2001 to $0.3 million in the three months ended December 31, 2002. The decrease was primarily due to charges of impairment of communications assets recorded in the previous fiscal year, as well as the sale of communications assets.

Depreciation and amortization decreased $0.6 million or 54.5% from $1.1 million in the six months ended December 31, 2001 to $0.5 million in the six months ended December 31, 2002. The decrease was primarily due to charges of impairment of communications assets recorded in the previous fiscal year, as well as the sale of communications assets.

Interest income was insignificant in the three months ended December 31, 2002 compared to $0.1 million in the three months ended December 31, 2001. Interest income was insignificant in the six months ended December 31, 2002 compared to $0.2 million in the six months ended December 31, 2001. The decreases were due to a decrease in investment of the Company's excess cash, which was used instead to fund the operating losses of the communications segment.

Interest expense remained the same at $0.6 million in both the three months ended December 31, 2001 and December 31, 2002. Similarly, interest expense remained the same at $1.0 million in both the six months ended December 31, 2001 and December 31, 2002.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of December 31, 2002, the Company had debt of $17.5 million with various fixed interest rates from 8.5% to 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company does not have any derivative financial instruments as of December 31, 2002. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15-d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.


PART II - OTHER INFORMATION

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity, for a discussion of current defaults under the Madeleine loan agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

In the three months ended December 31, 2002, no Current Report on Form 8-K was filed.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DualStar Technologies Corporation


Date:      February 14, 2003             By:      /s/    GREGORY CUNEO
      ------------------------               ---------------------------------
                                                   Gregory Cuneo
                                                   President and Chief Executive
                                                     Officer


Date:       February 14, 2003            By:      /s/    ROBERT  BIRNBACH
      ------------------------               ---------------------------------
                                                  Robert Birnbach
                                                  Executive Vice President and
                                                    Chief Financial Officer


Date:       February 14, 2003            By:      /s/    MICHAEL GIAMBRA
      ------------------------               ---------------------------------
                                                  Michael Giambra
                                                  Chief Accounting Officer and
                                                    Corporate Controller

       CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
       ------------------------------------------------------------------

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

Date: February 14, 2003
                           /s/ Gregory Cuneo
                          -------------------------------
                                  Gregory Cuneo
                      President and Chief Executive Officer

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

Date: February 14, 2003
                             /s/ Robert Birnbach
                         -----------------------------
                                 Robert Birnbach
              Executive Vice President and Chief Financial Officer

       CERTIFICATIONS UNDER SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory Cuneo, President and Chief Executive Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Quarterly Report on Form 10-Q of the Company for the period ending December 31, 2002 (the "Quarterly Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2003

                                  /s/ Gregory Cuneo
                                  -------------------------
                                  Gregory Cuneo
                                  President and Chief Executive Officer





I, Robert Birnbach, Executive Vice President and Chief Financial Officer of DualStar Technologies Corporation (the "Company"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

-- The Quarterly Report on Form 10-Q of the Company for the period ending December 31, 2002 (the "Quarterly Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)), and

-- The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2003

                                             /s/ Robert Birnbach
                                             ----------------------------
                                             Robert Birnbach
                                             Executive Vice President and Chief
                                             Financial Officer