Form 10-Q
period 2003-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2003-05-15
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003.
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                         to                      .
                               -----------------------    ---------------------

Commission file number    0-25552
                       ----------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           13-3776834
-------------------------------                       --------------------------
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
                                             -------    -------

     Indicate by check mark whether the  registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes         No    X    .
                                                --------    --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

      COMMON STOCK, $.01 PAR VALUE --- 16,501,568 SHARES AS OF MAY 8, 2003
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - March 31, 2003 (Unaudited) and
             June 30, 2002

        Condensed Consolidated Statements of Operations for the Three months and Nine months ended March 31, 2003 and 2002 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2003 and 2002 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited) -
             March 31, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION


Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,           JUNE 30,
                                                                                  2003                2002
                                                                           -------------------- ------------------
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $2,779,361           $2,535,419
  Accounts receivable - net of allowance for doubtful accounts                   18,196,996           26,249,507
  Retainage receivable                                                            3,732,251            3,473,970
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                       973,891            1,299,615
  Prepaid expenses and other current assets                                         257,693              210,997
                                                                           -------------------- ------------------
Total current assets                                                             25,940,192           33,769,508
Property and equipment - net of accumulated depreciation and amortization         1,650,570            3,158,890
Other                                                                               453,039              511,303
                                                                           -------------------- ------------------
Total assets                                                                    $28,043,801          $37,439,701
                                                                           ==================== ==================

                  LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Senior secured promissory note payable                                        $16,268,525          $14,850,300
  Mortgage payable                                                                        -            1,693,885
  Accounts payable                                                                5,056,603           12,250,161
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     5,299,069            5,707,947
  Accrued expenses and other current liabilities                                  4,360,841            3,540,799
                                                                           -------------------- ------------------
Total current liabilities                                                        30,985,038           38,043,092
                                                                           -------------------- ------------------
Total liabilities                                                                30,985,038           38,043,092
                                                                           -------------------- ------------------

  Commitments and contingencies

Shareholders' deficit:
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,575,421           41,575,421
  Accumulated deficit                                                           (44,681,674)         (42,343,828)
                                                                           -------------------- ------------------
Total shareholders' deficit                                                      (2,941,237)            (603,391)
                                                                           -------------------- ------------------
Total liabilities and shareholders' deficit                                     $28,043,801          $37,439,701
                                                                           ==================== ==================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   FOR THE THREE MONTHS ENDED MARCH 31,    FOR THE NINE MONTHS ENDED MARCH 31,
                                                   ------------------------------------    -----------------------------------
                                                      2003                    2002             2003                  2002
                                                   ------------          ------------      ------------          ------------
Revenues earned                                    $ 15,088,273          $ 19,715,569      $ 44,188,750          $ 56,985,364
Costs of revenues earned, excluding depreciation
  and amortization                                   11,503,007            17,454,638        36,024,425            49,711,780
                                                   ------------          ------------      ------------          ------------

Gross profit                                          3,585,266             2,260,931         8,164,325             7,273,584
                                                   ------------          ------------      ------------          ------------
Operating expenses:
  General and administrative expenses, excluding
    depreciation and amortization                     2,824,250             2,639,883         7,746,177             8,612,211
  Depreciation and amortization                         176,264               624,861           692,747             1,758,689
  Impairment of equipment                                  --               2,500,000           700,000             2,500,000
                                                   ------------          ------------      ------------          ------------

Operating income (loss)                                 584,752            (3,503,813)         (974,599)           (5,597,316)
                                                   ------------          ------------      ------------          ------------

Other (income) expense:
  Interest income                                       (11,582)                 --             (23,188)             (152,808)
  Interest expense                                      454,854               438,521         1,477,641             1,433,997
  Gain on disposition of
    communications assets                               (41,035)                 --            (115,580)                 --
  Loss on sale of marketable securities                    --                    --                --                 337,500
                                                   ------------          ------------      ------------          ------------

Other expense - net                                     402,237               438,521         1,338,873             1,618,689
                                                   ------------          ------------      ------------          ------------

Income (loss) before provision for income taxes         182,515            (3,942,334)       (2,313,472)           (7,216,005)
Provision for income taxes                                4,113             1,076,000            24,373             1,076,000
                                                   ------------          ------------      ------------          ------------

Net income (loss)                                  $    178,402          $ (5,018,334)     $ (2,337,845)         $ (8,292,005)
                                                   ============          ============      ============          ============

Basic and diluted income (loss) per share          $       0.01          $      (0.30)     $      (0.14)         $      (0.50)

Weighted average shares outstanding                  16,501,568            16,501,568        16,501,568            16,501,568



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                           MARCH 31,
                                                                           ---------------------------------------
                                                                                  2003                2002
                                                                           -------------------- ------------------


Net cash provided by (used in) operating activities                                 $1,722,955       $(2,463,744)
                                                                           -------------------- ------------------
Cash flows from investing activities:
     Acquisition of property and equipment                                            (73,644)          (442,359)
     Proceeds from sale of property and equipment                                      295,280                  -
     Proceeds from sale of marketable securities                                             -            555,000
     Long term investment                                                              (6,764)                  -
                                                                           -------------------- ------------------
Net cash provided by investing activities                                              214,872            112,641
                                                                           -------------------- ------------------
Cash flows from financing activities:
     Principal payments on capital lease obligations                                         -          (102,559)
     Principal payments on mortgage                                                (1,693,885)           (18,072)
                                                                           -------------------- ------------------
Net cash used in financing activities                                              (1,693,885)          (120,631)
                                                                           -------------------- ------------------

Net increase (decrease) in cash and cash equivalents                                   243,942        (2,471,734)
Cash and cash equivalents at beginning of period                                     2,535,419          3,711,287
                                                                           -------------------- ------------------
Cash and cash equivalents at end of period                                          $2,779,361         $1,239,553
                                                                           ==================== ==================

SUPPLEMENTAL CASH FLOW INFORMATION:


During the nine months ended March 31, 2003, cash was used to pay interest expense of $127,480 primarily for the mortgage loan.

NON-CASH TRANSACTION:

During the nine months ended March 31, 2003, accrued interest of $1,418,225 was added to the outstanding principal of the senior secured promissory note payable.



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

Due to the Company's continuing re-focus and resulting curtailment of its communications business efforts and resources, a $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002. Additionally, the Company evaluated its network infrastructure equipment during the previous quarter by comparing the net book value of the assets to their fair market value and determined there was an impairment loss of $700,000. Such loss is reflected in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2003. In January 2003, the Company sold the network infrastructure assets in conjunction with its exit out of the Internet service business for a nominal amount. The net book value of the assets sold was $587,104. A gain of $112,897 on the sale of these assets, due to the recovery of an over-impairment in the previous quarter, is reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2003.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment, even significantly limited, will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that positive cash flow, if any, will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate, market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine L.L.C. ("Madeleine") approximately $16.3 million and is in default under the loan (described below). Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the Madeleine Loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the Madeleine Loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining Madeleine Loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be satisfied by a reduction of principal in the amount of $3,000,000 plus a reduction of related accrued and unpaid interest on the note. The ParaComm sale to Madeleine is subject to the execution of a definitive purchase agreement, receipt of a fairness opinion from an independent financial advisor and the approval of the transaction by the Company's Board of Directors. There is no assurance that the Company, Blackacre and Madeleine will be able to reach definitive agreement or that they will reach agreement with respect to further elimination or reduction of the Madeleine Loan.

The Company presently owes Madeleine approximately $16.3 million under the Madeleine Loan and is in default under the Madeleine Loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the Madeleine Loan. Such foreclosure would result in the Company being unable to continue in business.

Due to the downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position and overall market conditions. The Company is currently considering ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A  (CONTINUED)


United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net loss and income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and nine months ended March 31, 2003 and 2002, respectively, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C (CONTINUED)

 (b) In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at March 31, 2003 of $564,370 is included in accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note.

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

(d) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

(e) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that the claims are covered under its liability policies and that no loss to the Company is probable. No provision for such claims has been made in the accompanying financial statements.

NOTE D - SEGMENT INFORMATION

The Company has the following two reportable segments: construction and communications. The construction segment primarily provides electrical and mechanical contracting services in the New York Metropolitan area. The communications segment primarily provides cable television services to buildings in New York City and Florida.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE D (CONTINUED)

     REPORTABLE SEGMENT INFORMATION                            CONSTRUCTION          COMMUNICATIONS         TOTALS
----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31, 2003
Revenues from external customers                                $14,837,973                $250,300       $15,088,273
Segment profit (loss)                                             1,398,875                (463,675)          935,200
Segment assets at March 31, 2003                                 26,032,778                 851,882        26,884,660

FOR THE THREE MONTHS ENDED MARCH 31, 2002
Revenues from external customers                                $18,798,776                $916,793       $19,715,569
Intersegment revenues                                                     -                   6,250             6,250
Segment profit (loss)                                               308,372              (3,595,711)       (3,287,339)
Segment assets at June 30, 2002                                  33,658,903               2,768,592        36,427,495

FOR THE NINE MONTHS ENDED MARCH 31, 2003
Revenues from external customers                                $43,107,737              $1,081,013       $44,188,750
Segment profit (loss)                                             2,225,271              (2,156,854)           68,417

FOR THE NINE MONTHS ENDED MARCH 31, 2002
Revenues from external customers                                $54,392,132              $2,593,232       $56,985,364
Intersegment revenues                                                     -                  18,750            18,750
Segment profit (loss)                                             1,401,381              (6,097,478)       (4,696,097)


RECONCILIATION TO CONSOLIDATED AMOUNTS

                                                  FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                           MARCH 31,                                MARCH 31,
                                                 ------------------------------         -------------------------------
                                                   2003                2002                 2003              2002
                                                   ----                ----                 ----              ----
     PROFIT (LOSS)
Total profit (loss) for reportable segments      $935,200           $(3,287,339)            $68,417       $(4,696,097)
Unallocated amounts:
  Corporate                                      (756,798)           (1,730,995)         (2,406,262)       (3,595,908)
                                                ---------           -----------         -----------       -----------
Total consolidated net income (loss)             $178,402           $(5,018,334)        $(2,337,845)      $(8,292,005)
                                                =========           ===========         ===========       ===========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E - DEBT

Senior Secured Promissory Note


In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the Madeleine Loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining Madeleine Loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be satisfied by a reduction of principal in the amount of $3,000,000 plus a reduction of related accrued and unpaid interest on the note. The ParaComm sale to Madeleine is subject to the execution of a definitive purchase agreement, receipt of a fairness opinion from an independent financial advisor and the approval of the transaction by the Company's Board of Directors. There is no assurance that the Company, Blackacre and Madeleine will be able to reach definitive agreement or that they will reach agreement with respect to further elimination or reduction of the Madeleine Loan.

The Company presently owes Madeleine approximately $16.3 million under the Madeleine Loan and is in default under the Madeleine Loan agreement. Madeleine has the right to call the loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the Madeleine Loan. Such foreclosure would result in the Company being unable to continue in business.

Mortgage Payable

In March 2003, the Company paid off its mortgage in the amount of $1,693,885.

NOTE F - NEW ACCOUNTING STANDARDS ADOPTED

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE F  (CONTINUED)

methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

NOTE G - NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after March 31, 2003, with early application encouraged. The Company has not yet determined the impact of SFAS No.146 on its financial position and results of operations, if any.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates two separate lines of business: (a) construction businesses; and (b) communications businesses. For a description of the Company's businesses and operations, see Item 1 of the Company's Annual Report on Form 10-K, for the fiscal year ended June 30, 2002. The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words intends, expects, plans, estimates, projects, believes, anticipates and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, including if Madeleine L.L.C. were to call its loan, the ability of the Company's communications segment to continue to implement its cost reduction plan, the ability of the Company to raise and provide the capital resources to fund the continuing communications operating losses, the Company's ability to obtain bonding or insurance coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 as well as in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

Due to the downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position and overall market conditions. The Company is currently considering ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.

CAPITAL RESOURCES AND LIQUIDITY

Cash balances at March 31, 2003 and June 30, 2002 were $2.8 million and $2.5 million, respectively. The Company was provided with $1.7 million of cash in the nine months ended March 31, 2003 by operating activities. The net cash provided by operating activities was primarily due to decrease in receivables of the construction businesses. In the nine months ended March 31, 2002, the Company used net cash of $2.5 million in operating activities to fund the operating loss incurred by the communications segment. The Company's operating cash flows are primarily generated from the construction segment. Due to the relatively high dollar value of each construction contract, generally ranging from $3 million to $10 million, should the collection of contract receivables be delayed, the Company's operations may be materially adversely affected.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment, and it expects that the communications segment will continue to incur losses going forward and will require additional capital to fund those losses. The Company has implemented and will continue to implement cost reductions designed to minimize such losses. There can be no assurance that these efforts will be successful or that the construction segment will sustain profitability or positive cash flow from future operations or that any positive cash flow will be sufficient to offset continued losses from the communications segment. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund the expected operating losses. Moreover, the Company presently owes Madeleine approximately $16.3 million and is in default under the loan. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

Senior Secured Promissory Note

In November 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan proceeds was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement. The de-listing of the Company's common shares from the Nasdaq National Market has also created a default under the Madeleine Loan agreement. In August 2002, the Company, Blackacre and Madeleine began negotiating, with a view towards reducing the Madeleine Loan by selling certain of the Company's communications assets to Blackacre at fair market value and by converting the remaining Madeleine Loan balance to stock of the Company. In November 2002, the Company announced that it entered into a letter of intent with Madeleine under which Madeleine or its designee would purchase substantially all the assets of ParaComm Inc. The assets to be acquired are ParaComm's private cable television systems and associated assets related to its principal properties in the State of Florida. The purchase price will be satisfied by a reduction of principal in the amount of $3,000,000 plus a reduction of related accrued and unpaid interest on the note. The ParaComm sale to Madeleine is subject to the execution of a definitive purchase agreement, receipt of a fairness opinion from an independent financial advisor and the approval of the transaction by the Company's Board of Directors. There is no assurance that the Company, Blackacre and Madeleine will be able to reach definitive agreement or that they will reach agreement with respect to further elimination or reduction of the Madeleine Loan.

The Company presently owes Madeleine approximately $16.3 million under the Madeleine Loan and is in default under the Madeleine Loan agreement. Madeleine has the right to call the Madeleine Loan due and payable at any time. If Madeleine were to demand payment, the Company would be unable to make such payment. In such an event, Madeleine would have the right to foreclose on significant assets of the Company that collateralize the Madeleine Loan. Such foreclosure would result in the Company being unable to continue in business.

Mortgage Payable

In March 2003, the Company paid off its mortgage in the amount of $1,693,885.

RESULTS OF OPERATIONS

                                                      NET REVENUES BY SEGMENT
                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                2003                          2002
                                                ----                          ----
             SEGMENTS                 ($ million)     % of Total     ($ million)     % of Total
                                    --------------- ------------- ---------------- -------------
Construction                                 $14.8          98.0         $18.8          95.4
Communications                                 0.3           2.0           0.9           4.6
                                    --------------- ------------- ---------------- -------------
Total revenues                               $15.1         100.0         $19.7         100.0
                                    =============== ============= ================ =============

                                                      NET REVENUES BY SEGMENT
                                               FOR THE NINE MONTHS ENDED MARCH 31,
                                                2003                          2002
                                                ----                          ----
             SEGMENTS                 ($ million)     % of Total     ($ million)     % of Total
                                    --------------- ------------- ---------------- -------------
Construction                                 $43.1          97.5         $54.4          95.4
Communications                                 1.1           2.5           2.6           4.6
                                    --------------- ------------- ---------------- -------------
Total revenues                               $44.2         100.0         $57.0        100.0
                                    =============== ============= ================ =============

                                                OPERATING INCOME (LOSS) BY SEGMENT
                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                2003                          2002
                                                ----                          ----
             SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                    --------------- ------------- ---------------- -------------
Construction                                  $1.4         155.6         $  0.3        (9.1)
Communications                                (0.5)        (55.6)          (3.6)      109.1
                                    --------------- ------------- ---------------- -------------
Total operating income (loss)                 $0.9         100.0          $(3.3)      100.0
                                    =============== ============= ================ =============

                                                OPERATING INCOME (LOSS) BY SEGMENT
                                                FOR THE NINE MONTHS ENDED MARCH 31,
                                                 2003                          2002
                                                 ----                          ----
             SEGMENTS                ($ million)     % of Total     ($ million)     % of Total
                                    --------------- ------------- ---------------- -------------
Construction                                  $2.2       2,200.0         $  1.4        (29.8)
Communications                                (2.1)     (2,100.0)          (6.1)       129.8
                                    --------------- ------------- ---------------- -------------
Total operating income (loss)                 $0.1         100.0          $(4.7)       100.0
                                    =============== ============= ================ =============


Construction revenue decreased $4.0 million or 21.3% from $18.8 million in the three months ended March 31, 2002 to $14.8 million in the three months ended March 31, 2003. The decrease was primarily due to fewer and smaller construction contracts.

Construction revenue decreased $11.3 million or 20.8% from $54.4 million in the nine months ended March 31, 2002 to $43.1 million in the nine months ended March 31, 2003. The decrease was primarily due to fewer and smaller construction contracts.

Cost of construction revenue decreased $5.6 million or 33.1% from $16.9 million in the three months ended March 31, 2002 to $11.3 million in the three months ended March 31, 2003. The decrease was primarily due to the decrease in construction revenue. Gross profit percentages were 23.6% and 10.1% in the three months ended March 31, 2003 and 2002, respectively. The improvement in gross profit percentage was due primarily to a higher gross margin percentage in the new contracts.

Cost of construction revenue decreased $12.9 million or 26.7% from $48.3 million in the nine months ended March 31, 2002 to $35.4 million in the nine months ended March 31, 2003. The decrease was primarily due to the decrease in construction revenue. Gross profit percentages were 17.9% and 11.2% in the nine months ended March 31, 2003 and 2002, respectively. The improvement in gross profit percentage was due primarily to a higher gross margin percentage in the new contracts.

Construction operating income increased $1.1 million or 366.7% from $0.3 million in the three months ended March 31, 2002 to $1.4 million for the three months ended March 31, 2003. The increase was due primarily to higher gross margins in the new contracts.

Construction operating income increased $0.8 million or 57.1% from $1.4 million in the nine months ended March 31, 2002 to $2.2 million for the nine months ended March 31, 2003. The increase was due primarily to higher gross margins in the new contracts.

Communications revenue decreased $0.6 million or 66.7% from $0.9 million in the three months ended March 31, 2002 to $0.3 million in the three months ended March 31, 2003. Communications revenue decreased $1.5 million or 57.7% from $2.6 million in the nine months ended March 31, 2002 to $1.1 million in the nine months ended March 31, 2003. The decreases were due primarily to the discontinuance of the Company's telephone and Internet service businesses.

Cost of communications revenue decreased $0.3 million or 60.0% from $0.5 million in the three months ended March 31, 2002 to $0.2 million in the three months ended March 31, 2003. The decrease was primarily due to the decrease in revenue. Gross profit percentages were 33.3% and 44.4% in the three months ended March 31, 2003 and 2002, respectively. The decrease was due primarily to the recognition of direct costs attributable to the termination of the Internet service business.

Cost of communications revenue decreased $0.8 million or 57.1% from $1.4 million in the nine months ended March 31, 2002 to $0.6 million in the nine months ended March 31, 2003. The decrease was due primarily to the decrease in revenue. Gross profit percentages were 45.5% and 46.2% in the nine months ended March 31, 2003 and 2002, respectively. The decrease was due primarily to the recognition of direct costs attributable to the termination of the telephone and Internet service businesses.

Operating loss of the communications segment decreased $3.1 million or 86.1% from ($3.6) million in the three months ended March 31, 2002 to ($0.5) million in the three months ended March 31, 2003. Operating loss of the communications segment decreased $4.0 million or 65.6% from ($6.1) million in the nine months ended March 31, 2002 to ($2.1) million in nine months ended March 31, 2003. Included in the nine months ended March 31, 2003 is a $0.7 million impairment charge related to the sale of the Internet business.

The improvement in lowering the operating loss of the communications segment was due primarily to the Company's decision to further limit its communications business efforts and resources to the subscription video business in the New York City metropolitan area and in Florida. The Company's communications segment's telephone service business was discontinued in August 2002. The Company is presently engaged in negotiating to sell substantially all of its assets in Florida. There can be no assurance that the Company will be able to raise and provide the capital resources to fund the expected communications operating losses. In addition, in the event that additional working capital becomes necessary to fund communications operations, there can be no assurance that the Company will be able to obtain financing on terms satisfactory to it.

In August 2002, OnTera, Inc. sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. In the quarter ended December 31, 2002, the Company took a $0.7 million charge for the impairment of certain communications assets in contemplation of exiting the Internet service business. The Company exited the Internet service business in January 2003 and sold the impaired communications assets. In the quarter ended March 31, 2003, the Company recognized a gain of $112,897 on the sale of the assets.

On a consolidated basis, the general and administrative expenses increased $0.2 million or 7.7% from $2.6 million in the three months ended March 31, 2002 to $2.8 million in the three months ended March 31, 2003. The increase in general and administrative expenses included a $0.2 million increase in payroll and related costs, a $0.3 million increase in insurance, and a $0.3 million decrease in rent expense.

As a result of the continuing restructuring of the communications segment, on a consolidated basis, the general and administrative expenses decreased $0.9 million or 10.5% from $8.6 million in the nine months ended March 31, 2002 to $7.7 million in the nine months ended March 31, 2003. The decrease in general and administrative expenses included a $0.4 million decrease in payroll and related costs, a $0.1 million decrease in telephone expense, a $0.1 million decrease in bad debt expense, and a $0.3 million decrease in rent expense.

Depreciation and amortization decreased $0.4 million or 66.7% from $0.6 million in the three months ended March 31, 2002 to $0.2 million in the three months ended March 31, 2003. The decrease was primarily due to charges of impairment of communications assets recorded in the previous fiscal year, as well as the sale of communications assets.

Depreciation and amortization decreased $1.1 million or 61.1% from $1.8 million in the nine months ended March 31, 2002 to $0.7 million in the nine months ended March 31, 2003. The decrease was primarily due to charges of impairment of communications assets recorded in the previous fiscal year, as well as the sale of communications assets.

Interest income was insignificant in the three months ended March 31, 2003 and the three months ended March 31, 2002. Interest income was insignificant in the nine months ended March 31, 2003 compared to $0.2 million in the nine months ended March 31, 2002. The decrease was due to a decrease in investment of the Company's excess cash, which was used instead to fund the operating losses of the communications segment.

Interest expense increased $0.1 million or 25% from $0.4 million in the three months ended March 31, 2002 to $0.5 million in the three months ended March 31, 2003. Interest expense increased $0.1 million or 7.1% from $1.4 million in the nine months ended March 31, 2002 to $1.5 million in the nine months ended March 31, 2003. The increase is due to the compounding of the accrued interest on the Madeleine Loan.

NEW ACCOUNTING STANDARDS ADOPTED

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, the Company had debt of $16.3 million with a fixed interest rate of 11.0%. The Company does not have any derivative financial instruments as of March 31, 2003. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

  Exhibit No.
Regulation S-K
   Item 601
  Designation   Exhibit Description
--------------  -------------------

99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed no Current Reports on Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DualStar Technologies Corporation


Date:      May 14, 2003           By:      /s/    GREGORY CUNEO
      -------------------------       ----------------------------
                                           Gregory Cuneo
                                           President and Chief Executive Officer


Date:       May 14, 2003          By:      /s/    ROBERT  BIRNBACH
      -------------------------       ----------------------------
                                           Robert Birnbach
                                           Executive Vice President and
                                           Chief Financial Officer


Date:       May 14, 2003          By:      /s/    MICHAEL GIAMBRA
      -------------------------       ---------------------------
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

Date: May 14, 2003
                              /s/ Gregory Cuneo
                              ----------------------
                                  Gregory Cuneo
                      President and Chief Executive Officer

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

Date: May 14, 2003
                                     /s/ Robert Birnbach
                                     ----------------------
                                         Robert Birnbach
                      Executive Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:


  Exhibit No.
Regulation S-K
   Item 601
 Designation                 Exhibit Description
--------------               -------------------
99.1 Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002