Form 10-K
period 2003-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2003-09-29
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended June 30, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes [ ]. No [X].

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2003 was approximately $1,206,231 based upon the closing price ($0.09) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of December 31, 2003, was 16,501,568.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 19, 2003 was approximately $4,288,822 based upon the closing price ($0.32) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of September 19, 2003, was 16,501,568.

                                     PART I

The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words: "intends", "expects", "plans", "estimates", "projects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, if Madeleine L.L.C. were to call its loan, the ability of the Company to raise and provide the capital resources to fund any operating losses that may occur through the operation of the construction business, the Company's ability to continue to obtain insurance and suretyship coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth below and in the section captioned Risk Factors and the assumptions, risks and uncertainties set forth below in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors contained herein and in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

ITEM 1 - BUSINESS

OVERVIEW

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates construction-related businesses.

The Company completed the discontinuance of its communications business in August 2003. The Company's communications segment's telephone service business was discontinued in August 2002. In April 2002, the Company sold communications network equipment for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. A $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002.

In January 2003, the Company sold the network infrastructure assets in conjunction with its exit out of the Internet service business for a nominal amount. The net book value of the assets sold was $0.6 million.

In August 2003, the Company and its wholly owned subsidiary, ParaComm, Inc. ("ParaComm"), consummated the sale to an affiliate of its senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of a note of the Company to Madeleine, plus waiver of accrued and unpaid interest on such principal amount. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction business.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial. The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totals approximately $13.1 million in September 2003.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement and is presently in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm, Inc., a wholly-owned subsidiary of the Company, in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August 2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

DualStar is a Delaware corporation. Its principal place of business is located at 11-30 47th Avenue, Long Island City, New York 11101. DualStar's telephone number is (718) 340-6655.

DualStar's common stock, par value $.01 per share (the Common Stock), trades on the Over-the-Counter Bulletin Board under the symbol DSTR. As of September 19, 2003, there were 16,501,568 shares of Common Stock issued and outstanding.

BUSINESS AND OPERATING STRATEGIES

DualStar Historical Background: DualStar was incorporated in the State of Delaware on June 17, 1994. The construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. (CMA), formed in June 1995; High-Rise Electric, Inc. (High-Rise), formed in July 1995, Integrated Controls Enterprises, Inc. (ICE), formed in August 1996, and BMS Electric, Inc. (BMS), formed in July 2000. Property Control, Inc. (PCI) was formed in June 1995. The communications-related subsidiaries of DualStar consist of OnTera, Inc. (OnTera) (formerly known as DualStar Communications, Inc.), formed in February 1996, and ParaComm, Inc. (ParaComm), acquired by DualStar in May 2000. DualStar wholly owns each subsidiary. As described above (see Overview), certain assets of ParaComm were sold in August 2003.

The Company historically has engaged in two business segments: construction and communications. The Company completed the discontinuance of its communications business in August 2003.

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

Major Customers. The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2003, revenue from two customers (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.), and HRH Construction Corporation) amounted to approximately 37% and 17% of the Company's total revenues, respectively. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. In addition, as of June 30, 2003, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction Corporation amounted to approximately 15% and 28% of the Company's total contract and retainage receivables, respectively. As of June 30, 2002 and 2001, contract and retainage receivables from Bovis Lend Lease, Inc. amounted to approximately 52% and 58% of the Company's total contract and retainage receivables, respectively. In addition, for the fiscal years ended June 30, 2002 and 2001, approximately 0.2% and 2.0% of the Company's total revenues, respectively, were derived from HRH Construction Corp. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction Corp. HRH Construction Corp. is an affiliate of Blackacre.

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

At June 30, 2003, the backlog of the Company's construction business was approximately $38 million and approximately $38 million at June 30, 2002. The Company believes that most of its backlog at June 30, 2003 will be completed prior to December 31, 2004, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

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

The Company's construction contracts with public sector clients are often awarded through a competitive bidding process that places no limit on the number or type of bidders that may compete. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals submitted by the Company and others are evaluated by the government on the basis of technical merit, response to mandatory solicitation provisions, corporate and personnel qualifications and experience, management capabilities and cost. While each RFP sets out specific criteria for the choice of a successful offeror, RFP selection criteria in the government services market often tend to weigh the technical merit of the proposal more heavily than cost. The Company believes that its experience and ongoing work strengthen its technical qualifications and thereby enhance its ability to compete successfully for future government work. However, the Company can make no assurances that it may be able to continue to successfully bid and compete in its marketplace.

COMMUNICATIONS BUSINESS AND OPERATING STRATEGY.

Overview. The Company's communications businesses, the discontinuance of which were completed in August 2003, were conducted through OnTera and ParaComm. OnTera was originally launched as a retail provider of integrated communications services to the MDU market in the metropolitan New York area. OnTera was a Competitive Local Exchange Carrier (CLEC), an Internet Service Provider (ISP), and a provider of subscription television services. ParaComm also provided subscription television services.

OnTera and Paracom, while operating as subsidiaries of the Company, faced substantial competition for the services provided to residential consumers in the metropolitan New York area. OnTera's main competitors in the metropolitan New York area included (1) Internet service providers (ISPs) and cable companies providing high-speed Internet and data access services, such as Verizon Avenue, AOL, AT&T and RCN; and (2) cable franchise operators, such as TimeWarner. OnTera attempted to differentiate itself in this highly competitive environment by improving the MDU's communications infrastructure, providing responsive support for property owners and residents, and by providing residents a single source for a variety of services. Many of OnTera's competitors were well financed, had significant market share and significantly more resources than were available to OnTera.

OnTera believed that the MDU market was under-served by the then current communications service providers, with a majority of MDUs being restricted to
(i) cable television service from franchise cable operators, and (ii) possible high-speed Internet access service provided by second- and third-tier carriers and cable overbuilders.

The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. In fiscal 2003, the Company informed the FCC that all telephone services ceased. As part of a June 2003 agreement in principle, the Company and ParaComm sold substantially all of ParaComm's assets to an affiliate of Madeleine. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                        CONSTRUCTION BUSINESS REGULATION.

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

                      COMMUNICATIONS BUSINESSES REGULATION

Overview. Both OnTera and ParaComm's services, while operated as subsidiaries of the Company, were subject to government regulation at various levels. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" relating to the Company's completion of the discontinuance of its communications business, which was completed in August 2003.)

Federal and state regulation affected OnTera's access to inside wiring in the MDUs that made up its primary target market. OnTera's access to inside wiring was potentially affected by (1) definitions of the point dividing inside wiring ownership between the traditional telephone company and the property owner or
(2) regulatory decisions regulating the telephone company's unbundled network elements (UNEs) (i.e., various portions of a traditional telephone company's network that a CLEC needs to build or fill in missing parts of its facilities network). The jurisdictional reach of the various federal, state, and local authorities is subject to ongoing controversy and judicial review. The outcome of such reviews cannot be predicted.

Federal Regulation. OnTera was required to comply with the requirements of the Communications Act of 1934, as amended by the 1996 Telecommunications Act, as well as applicable FCC regulations. The applicable FCC regulations impose on the traditional telephone companies various requirements that are intended to foster competition by entrants such as OnTera.

Local Regulation. To the extent OnTera provided regulated intrastate services or decided to otherwise submit itself to the jurisdiction of the relevant state telecommunications regulatory commission, OnTera may have been subject to such jurisdiction. There are many state commission proceedings underway to determine the rates, charges and terms and conditions for UNEs and, in some cases, owner control of inside wiring. Any decisions to increase the cost of UNEs or restrict a property owner's ability to make inside wiring available to OnTera could have negatively affected OnTera's business. The effect of state regulation on OnTera's business varied from state to state. For instance, states (or municipalities) sometimes accord to the franchised cable companies (that are OnTera's competitors not only for its television services but also potentially for data, including Internet Access) rights of access to MDUs, which could have reduced OnTera's penetration rates and may adversely affect its business.

Like OnTera, ParaComm's business was potentially affected by the state or municipal actions granting rights of access to franchised cable companies and by FCC and state regulation respecting inside wiring. Additionally, federal legislation that confers rights on tenants to purchase and operate their own satellite signal reception equipment could have resulted in tenant bypass of ParaComm's services and could, in some cases, adversely affected penetration rates.

The Company's communications segment discontinued its telephone business in New York City and, in April 2002, informed their telephone customers and the FCC that telephone services would be phased out starting June 2002. In fiscal 2003, the Company informed the FCC that all telephone services ceased.

The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry or that could have affected OnTera or ParaComm. Judicial review of existing regulations, legislative hearings, legislation, and administrative proposals could negatively influence U.S. communications companies' operations, including those of OnTera. OnTera and ParaComm were unable to predict the impact, if any, that future regulation or regulatory changes may have had on their respective businesses and were unable to offer assurances that any such future regulation or regulatory changes would not harm their respective businesses.

EMPLOYEES.

As of June 30, 2003, the Company employed 282 full-time employees, of which 17 are engaged in administration and finance. Of the remaining full-time employees, 259 are employed by the various construction subsidiaries of the Company, with 258 engaged in manufacturing, engineering and production and 1 in marketing and sales. The remaining 14 employees were engaged in the communications business of the Company, which was discontinued in August 2003. Many of the Company's employees have overlapping responsibilities in these job descriptions.

The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified management and technical personnel. Competition for qualified personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. As of June 30, 2003, the Company had 242 employees that were represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.

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


THE COMPANY MAY BE UNABLE TO CONTINUE OPERATIONS

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction business.

The outstanding principal and accrued interest with respect to the Madeleine Loan totals approximately $13.1 million in September 2003. The Company is in default under the terms of the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the Madeleine Loan is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August
2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

As part of the June 2003 agreement in principle, the Company and ParaComm consummated the sale to an affiliate of Madeleine of substantially all of ParaComm's satellite television and private cable services business assets in Florida, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. The consideration for the sale was the reduction of $3.2 million of the principal amount of the Madeleine Loan, plus waiver of accrued and unpaid interest on the Madeleine Loan. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

THE COMPANY IS IN DEFAULT ON THE MADELEINE LOAN

The outstanding principal and accrued interest with respect to the Madeleine Loan totals approximately $13.1 million in September 2003. The Company is in default under the terms of the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

OPERATING LOSSES AND CAPITAL REQUIREMENTS

The Company incurred significant losses in fiscal years 2003 and 2002 primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance either that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction business.

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

SURETY BONDS

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

SOCIAL, POLITICAL AND ECONOMIC RISKS AFFECTING OPERATIONS

Acts of terrorism have caused major instability in the U.S. and other financial markets. There could be further acts of terrorism in the United States or elsewhere that could have a similar impact. Leaders of the U.S. government have announced their intention to actively pursue and take military and other action against those behind the September 11, 2001 attacks and to initiate broader action against national and global terrorism. Armed hostilities or further acts of terrorism would cause further instability in financial markets and could directly impact the Company's financial condition and results of operations. Furthermore, such terrorist attacks and future developments may result in reduced demand from the Company's customers for its services. These developments will subject the Company's operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's business. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

DEPENDENCE ON MAJOR CUSTOMERS

The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2003, revenue from two customers (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.), and HRH Construction Corporation) amounted to approximately 37% and 17% of the Company's total revenues, respectively. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. In addition, as of June 30, 2003, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction Corporation amounted to approximately 15% and 28% of the Company's total contract and retainage receivables, respectively. As of June 30, 2002 and 2001, contract and retainage receivables from Bovis Lend Lease, Inc. amounted to approximately 52% and 58% of the Company's total contract and retainage receivables, respectively. In addition, for the fiscal years ended June 30, 2002 and 2001, approximately 0.2% and 2.0% of the Company's total revenues, respectively, were derived from HRH Construction Corp. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction Corp. HRH Construction Corp. is an affiliate of Blackacre. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

DEPENDENCE ON MANAGEMENT

The Company's business is dependent upon a small number of key executives and, in some instances, the licenses they hold. Each of the loss of the services of key executives, the loss of a license held by one of them or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company. Some employment agreements of key executives have expired and renewal discussions are ongoing. There is no assurance such agreements will be reached. See Item 11 - Executive Compensation, under the subcaption "Employment Agreements."

POTENTIAL LIABILITY AND INSURANCE

In general, the Company's operations involve electrical, mechanical and building control contracting of major residential, commercial and institutional buildings and facilities. The Company is exposed to a significant risk of liability for damage and personal injury. The Company maintains quality control programs in an attempt to reduce the risk of potential damage to persons and property and any associated potential liability. In addition, the Company maintains general liability insurance covering damage resulting from bodily injury or property damage to third parties. The policy, however, does not include coverage for comprehensive environmental impairment or professional liability, which may be caused by the Company's actions.

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


ITEM 2 - PROPERTIES

In August 1996, PCI acquired real property, including a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. The cost of the real property was $1.1 million, of which $0.9 million was financed by a mortgage loan. The five-year mortgage loan was refinanced on November 22, 1999, thereby increasing the loan balance to $1.75 million. In March 2003, the Company satisfied its mortgage obligation in the amount of $1.7 million.

CMA leases, on a month-to-month basis, approximately 7,500 square feet of manufacturing space located at 88 Dobbin Street, Brooklyn, New York 11222.

The Company believes that adequate office and warehouse space is available in the market in which it currently transacts its construction business and in the markets in which it intends to transact business.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company. As part of this agreement in principle, the Company and PCI may transfer to an affiliate of Madeleine the building located at 11-30 47th Avenue, Long Island City, NY in consideration of a reduction of indebtedness equal to the fair market value of such real estate. The Company and Madeleine are presently negotiating definitive agreements for such transaction, which is subject to approval by the Board of Directors of the Company.

The Company currently uses approximately 65% of its facilities' available capacity The Company could continue to operate at its current facilities, or could relocate after the consummation of the Madeleine agreement in principle. Total rental expense for the Company for recent periods is as follows:



PERIOD                                          EXPENSE
-----------                                  -------------

Year ended June 30, 2003.......................$124,000
Year ended June 30, 2002.......................$440,000



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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASD Over-the-Counter (OTC) Bulletin Board under the symbol DSTR. . The following table sets forth, on a per share basis, the range of reported high and low bid quotations on the OTC Bulletin Board, as derived from publicly available sources on the Internet, for the fiscal years ended June 30, 2002 and June 30, 2003 and for the first quarter (through September 19, 2003) of the Company's fiscal year ending June 30, 2004. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.



                                                                Bid Quotations
                                                                --------------

                                                      High               Low
                                                      ----               ---

Fiscal 2002
-----------

First Quarter                                         $0.37              $0.23
Second Quarter                                        $0.33              $0.18
Third Quarter                                         $0.27              $0.20
Fourth Quarter                                        $0.26              $0.10

Fiscal 2003
-----------

First Quarter                                         $0.28              $0.06
Second Quarter                                        $0.18              $0.06
Third Quarter                                         $0.12              $0.08
Fourth Quarter                                        $0.65              $0.08


Fiscal 2004
-----------

First Quarter (through September 19, 2003)            $0.41              $0.25



As of September 19, 2003, there were 127 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA



                        DUALSTAR TECHNOLOGIES CORPORATION
                           SELECTED FINANCIAL DATA(1)
                  (Dollars in thousands, except per share data)


                                                                                     YEAR ENDED JUNE 30,
                                                         --------------------------------------------------------------------------
                                                           2003             2002            2001            2000             1999
                                                           ----             ----            ----            ----             ----
STATEMENT OF OPERATIONS DATA:
Revenue from continuing operations                        $59,824         $77,885         $79,738          $85,225         $90,390
Operating (loss) income from continuing operations          1,515             948         (2,162)          (3,256)           1,517
Net (loss) income from continuing operations                (312)         (2,214)         (3,651)          (3,322)           2,136
Loss from discontinued operations                           2,779           7,369          12,062            5,329             814
Net (loss) income                                         (3,091)         (9,583)        (15,713)          (8,651)           1,322
Basic (loss) income from continuing operations per         (0.02)          (0.13)          (0.22)           (0.26)            0.24
share
Diluted (loss) income from continuing operations per       (0.02)          (0.13)          (0.22)           (0.26)            0.21
share
Basic loss from discontinued operations per share          (0.17)          (0.45)          (0.73)           (0.41)          (0.09)
Diluted loss from discontinued operations                  (0.17)          (0.45)          (0.73)           (0.41)          (0.08)
Basic (loss) income per share                              (0.19)          (0.58)          (0.95)           (0.67)            0.15
Diluted (loss) income per share                            (0.19)          (0.58)          (0.95)           (0.67)            0.13

                                                                                          JUNE 30,
                                                         --------------------------------------------------------------------------
                                                           2003             2002            2001            2000             1999
                                                           ----             ----            ----            ----             ----
BALANCE SHEET DATA:
Working capital                                          $(5,012)        $(4,274)         $13,836          $16,404          $3,818
Total assets                                               26,221          37,440          43,573           58,400          38,595
Long-term liabilities                                           0               0          14,340            1,921           3,430
Stockholders' equity (deficit)                            (3,437)           (603)           8,778           24,605           6,689

(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 2003, 2002, 2001, 2000 and 1999.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto. See item 15 of this Annual Report on Form 10-K.

GENERAL

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates construction-related businesses.

The Company completed the discontinuance of its communications business in August 2003. The Company's communications segment's telephone service business was discontinued in August 2002. In April 2002, the Company sold its communications network equipment for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. A $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002.

In January 2003, the Company sold the network infrastructure assets in conjunction with its exit out of the Internet service business for a nominal amount. The net book value of the assets sold was $0.6 million.

In August 2003, the Company and its wholly owned subsidiary, ParaComm, Inc. ("ParaComm"), consummated the sale to an affiliate of its senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of a note of the Company to Madeleine, plus waiver of accrued and unpaid interest on such principal amount. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

CAPITAL RESOURCES AND LIQUIDITY

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction business.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan").The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totals approximately $13.1 million in September 2003.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement and is presently in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the Madeleine Loan is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm, in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August 2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

As part of the June 2003 agreement in principle, the Company and ParaComm consummated the sale to an affiliate of Madeleine of substantially all of ParaComm's television and private cable services business assets in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of the Madeleine Loan, plus waiver of accrued and unpaid interest on the Madeleine Loan. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

Cash balances at June 30, 2003 and 2002 were approximately $3.0 million and $2.5 million, respectively. In fiscal 2003, $2.0 million of net cash was provided by the Company's operating activities. In fiscal 2002 and 2001, the Company used approximately $1.6 million and $12.7 million, respectively, of net cash in its operating activities. These net uses of cash were primarily to pay trade payables and fund operating losses incurred in the Company's communications businesses.

During the quarter ended September 30, 2002, the Company acquired capital assets of approximately $0.2 million, of which approximately $0.1 million was primarily for investment in communications infrastructure systems for multiple dwelling unit

("MDU") buildings in return for rights to provide Internet and television services to the MDU buildings' residents in Florida. During fiscal 2002, the Company acquired capital assets of approximately $0.4 million, primarily for investment in communications infrastructure systems for buildings in return for rights to provide Internet and television services to the buildings' residents in Florida. During fiscal 2001, the Company acquired capital assets of approximately $3.3 million, of which approximately $0.7 million was financed by a note. The capital assets acquired during fiscal 2001 were primarily for investment in communications infrastructure systems for MDU buildings in return for rights to provide telephone, Internet, television and other services to the buildings' residents in various states. All of the Company's remaining communications assets were held for sale at June 30, 2003. These assets, which were approximately $0.5 million, were sold in August 2003.

Due to the downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position and overall market conditions. The Company is currently considering ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company. The following table provides a summary of the effect on liquidity and cash flows from the Company's contractual obligation as of June 30, 2003.

------------------------ ------------ ------------ ------------ ------------ ------------- ------------- --------------
                                                                                               2009
                                                                                               and
                            2004         2005         2006         2007          2008       Thereafter       Total
------------------------ ------------ ------------ ------------ ------------ ------------- ------------- --------------
Contractual obligations     $820,000     $820,000     $820,000     $199,167            --            --     $2,659,167
------------------------ ------------ ------------ ------------ ------------ ------------- ------------- --------------
    Noncancellable
   operating leases         $163,000      $96,000      $56,000      $15,000            --            --       $330,000
------------------------ ------------ ------------ ------------ ------------ ------------- ------------- --------------

See Notes H & M to the Financial Statements, at Item 15 hereto, for a summary of the effect on liquidity and cash flows from the Company's contractual obligations as of June 30, 2003.

Senior Secured Promissory Note

See also the discussion in this Item under the subcaption "Capital Resources and Liquidity."

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial. The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totals approximately $13.1 million in September 2003.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement and is presently in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the Madeleine Loan is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August
2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

As part of the June 2003 agreement in principle, the Company and ParaComm consummated the sale to an affiliate of Madeleine of substantially all of ParaComm's satellite television and private cable services business assets in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of the Madeleine Loan, plus waiver of accrued and unpaid interest on the Madeleine Loan. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

Mortgage payable

In March 2003, the Company satisfied its mortgage obligation on real property at 11-30 47th Avenue, Long Island City, New York, in the amount of $1.7 million.

CHANGE OF INDEPENDENT ACCOUNTANTS

On April 30, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent accountants. As previously reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2002 (SEC File No. 000-25552) (to which reference is made), Grant Thornton's reports on the financial statements of the Company for the fiscal year ended June 30, 2001 did not contain an adverse opinion or a disclaimer of opinion; they were not qualified or modified as to uncertainty, audit scope, or accounting principles; and there were no reportable events or disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with their report. On May 2, 2002, the Company engaged Grassi & Co., CPAs, P.C. as the Company's independent accountants to review the Company's financial statements for the quarter ended March 31, 2002 and to audit the Company's financial statements for the fiscal years ended June 30, 2003 and 2002.

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

RESULTS OF OPERATIONS

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction business.

The outstanding principal and accrued interest with respect to the Madeleine Loan totals approximately $13.1 million in September 2003. The Company is in default under the terms of the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds for continuing operations or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

As part of an agreement in principle to reduce or eliminate the Company's indebtedness under the Madeleine Loan, the Company and ParaComm consummated the sale to an affiliate of Madeleine of substantially all of ParaComm's satellite television and private cable services business assets in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of the Madeleine Loan, plus waiver of accrued and unpaid interest on the Madeleine Loan. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

Net Revenues from Continuing Operations
-----------------------------------------------
     2003            2002            2001
---------------- -------------- ---------------
($ million)      ($ million)    ($ million)
---------------- -------------- ---------------
     59.8            77.9            79.7
================ ============== ===============

Income (Loss) from Continuing Operations
-----------------------------------------------
     2003            2002            2001
---------------- -------------- ---------------
($ million)      ($ million)    ($ million)
---------------- -------------- ---------------
     (0.3)           (2.2)          (3.7)
================ ============== ===============

Revenue from continuing operations decreased $18.1 million or 23.2% from $77.9 million in 2002 to $59.8 million in 2003. The decrease was primarily due to fewer and smaller construction contracts started in 2003.

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

Cost of revenue decreased $19.8 million or 28.8% from $68.8 million in 2002 to $49.0 million in 2003. In addition to the decrease in revenue, the decrease in costs in 2003 over 2002 was due primarily to fewer and smaller construction contracts started in 2003. Gross margin percentage increased to 18.1% in 2003 from 11.7% in 2002. The improvement in gross margin percentage was due primarily to better control of direct costs.

Operating income increased $0.6 million or 66.7% from $0.9 million in 2002 to $1.5 million in 2003. The improvement was due primarily to the increase in gross profit margin in 2003. There can be no assurance that the Company will sustain profitability or positive cash flow from future operations.

General and administrative expenses increased $1.2 million or 15.4% from $7.8 million in 2002 to $9.0 million in 2003. The increase in general and administrative expenses included a $1.1 million increase in payroll and related costs, and a $0.1 million increase in professional fees.

Depreciation and amortization remained unchanged from $0.3 million in 2002 to $0.3 million in 2003.

Interest income decreased $0.2 million or 100% from $0.2 million in 2002 to an immaterial amount in 2003. The decrease was due to a decrease in investment of the Company's excess cash that was used to reduce the Company's accounts payable, satisfy the Company's mortgage obligation, and fund the operating losses during the discontinuance of the Company's communications business.

Interest expense increased $0.1 million or 5.6% from $1.8 million in 2002 to $1.9 million in 2003. The increases were due primarily to the capitalization of unpaid interest on the senior secured promissory note to Madeleine.

See also Notes O and P to the Financial Statements, at Item 15, attached hereto.

Fiscal 2002 Compared to Fiscal 2001

Revenue decreased $1.8 million or 2.3% from $79.7 million in 2001 to $77.9 million in 2002. The decrease was primarily due to fewer construction contracts started in 2002.


Cost of revenue decreased $3.0 million or 4.2% from $71.8 million in 2001 to $68.8 million in 2002. In addition to the decrease in construction revenue, the decrease in costs in 2002 over 2001 was due primarily to fewer construction contracts started in 2002. Gross margin percentage increased to 11.7% in 2002 from 10.0% in 2001. The improvement in gross margin percentage was due primarily to better control of direct costs.

Operating income from increased $3.1 million from $(2.2) million in 2001 to $0.9 million in 2002. The improvement was due primarily to the increase in gross profit margin in 2002. There can be no assurance that the company will sustain profitability or positive cash flow from future operations.

General and administrative expenses decreased $2.0 million or 20.4% from $9.8 million in 2001 to $7.8 million in 2002. The decrease in general and administrative expenses included a $0.5 million decrease in payroll and related costs, a $1.0 million decrease in professional fees, a $0.1 million decrease in travel, meal and entertainment, and a $0.4 million decrease in miscellaneous, office supplies and telephone.

Depreciation and amortization remained unchanged from $0.3 million in 2001 to $0.3 million in 2002.

Interest income decreased $0.4 million or 66.7% from $0.6 million in 2001 to $0.2 million in 2002. The decrease was due to a decrease in investment of the Company's excess cash that was used instead to fund the operating losses of the communications business prior to its discontinuance.

Interest expense increased $0.5 million or 38.5% from $1.3 million in 2001 to $1.8 million in 2002. The increases were due primarily to the Company's issuance of a $12.5 million senior secured promissory note to Madeleine in November 2000 and the unpaid interest that was capitalized and added to the principal due to the proposed amendment to the promissory note.

In 2002, the Company sold marketable securities to continue to provide working capital to the communications business prior to its discontinuance. The transaction resulted in a capital loss of $0.3 million.

The Company increased its deferred tax benefit valuation allowance by $1.1 million to $21.4 million at June 30, 2002. Accordingly, a provision for deferred income taxes of $1.1 million was recorded in 2002. In 2001, the Company increased its valuation allowance by $0.7 million and recorded a provision for deferred income taxes of $0.7 million.

New Accounting Standards Adopted

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 had no impact on the Company's financial statements.

In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 had no impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability it has undertaken in issuing the guarantee. In addition, FIN 45 requires a guarantor to make disclosures of its obligations under the guarantees that a company has issued. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in fiscal year 2003. Our adoption of FIN 45 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics as both liabilities and assets. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company's financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of June 30, 2003, the Company had debt of $17.5 million with a fixed interest rate of 11.0%. The fixed rate debt may have its fair value adversely affected if interest rates decline; however, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of June 30, 2003. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following Item 15 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2002, the Company dismissed Grant Thornton LLP ("Grant Thornton") as the Company's independent accountants. As previously reported on the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2002 (to which reference is made), Grant Thornton's reports on the financial statements of the Company for the fiscal year ended June 30, 2001did not contain an adverse opinion or a disclaimer of opinion; they were not qualified or modified as to uncertainty, audit scope, or accounting principles; and there were no reportable events or disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused Grant Thornton to make reference to the subject matter of such disagreement(s) in connection with their report. On May 2, 2002, the Company engaged Grassi & Co., CPAs, P.C. as the Company's independent accountants to review the Company's financial statements for the quarter ended March 31, 2002 and to audit the Company's financial statements for the fiscal years ended June 30, 2003 and 2002. The decision to change accountants was approved by the Board of Directors.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure controls and procedures.

Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's current disclosure controls and procedures are effective.

Changes in internal control over financial reporting.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal year ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the Company's directors and executive officers:



      NAME            AGE    POSITION WITH THE COMPANY

Jared E. Abbruzzese    49    Director(1)(2)(3)
Gregory Cuneo          44    President, Chief Executive Officer and Director
Raymond Steele         68    Director(1)(2)
Robert Birnbach        38    Executive Vice President and Chief Financial
                             Officer
Michael Giambra        38    Vice President and Chief Accounting Officer
Ronald Fregara         54    President of CMA & Vice President of DualStar
Stephen Yager          51    Vice President of CMA & Vice President & Secretary
                             of DualStar
Barry Halpern          51    President of High-Rise & Vice President of
                             DualStar
Nicholas Ahel          60    Vice President of High-Rise & Vice President of
                             DualStar
Peter Aiello           __    President of ICE & BMS and Vice President &
                             Assistant Secretary of DualStar
Vincent D'Onofrio      43    President - OnTera & ParaComm


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

(3) Jared E. Abbruzzese was a director of DualStar from September 1999 until September 10, 2003.

Jared E. Abbruzzese was a director of DualStar from September 1999 until September 10, 2003. He had served as Chairman from February 2000 to June 2001. Mr. Abbruzzesse is a founder and Chairman of TechOne Capital Group LLC, a consulting and private investment firm concentrating in the telecommunications and technology sectors. Mr. Abbruzzese was the founder and served as Chairman and Chief Executive Officer of CAI Wireless Systems, Inc., an MMDS operator located in Albany, New York, from August 1991 until CAI's acquisition by WorldCom, Inc. in August 1999 (Mr. Abbruzzese served in such capacities for CAI during CAI's 1998 Chapter 11 proceeding).

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

Robert Birnbach, a founder of the Company, has been Chief Financial Officer of DualStar since December 1996 and Executive Vice President since July 1999.. He was a member of DualStar's board of directors from September 1999 until February 2000 and Secretary from February 2000 until July 2003. From December 1996 until July 1999, Mr. Birnbach served as Vice President of DualStar and from August 1994 until December 1996, he was DualStar's Director of Corporate Development/Mergers & Acquisitions. Mr. Birnbach was President and Chief Executive Officer and a member of the board of directors of Starrett Corporation, an affiliate of Blackacre, from January 2000 until November 2000. He was also a member of the board of directors of HRH Construction Corp., an affiliate of Starrett and Blackacre, from January 2000 until November 2000. Prior to joining DualStar, Mr. Birnbach was an advisor with the financial advisory and consulting firm of Coopers & Lybrand from 1991 to August 1994.

Michael Giambra has been Chief Accounting Officer of DualStar since January 2003 and Vice President since July 2003. He has been Controller of DualStar since October 2002. He was controller of DualStar's construction segment from May 2000 to October 2002. Prior to joining the Company, Mr. Giambra was a controller with the Weeks Lerman Group from April 1999 to May 2000. He acted as a certified public accountant prior to April 1999.

Ronald Fregara, a founder of the Company, was named Vice President of the Company in July 2003. He served as an Executive Vice President of the Company from December 1996 until February 2000, and served as a Vice President from August 1994 until December 1996. Mr. Fregara has been President of CMA since December 1996. Mr. Fregara was a member of the Company's board of directors from August 1994 until February 2000.

Stephen Yager, a founder of the Company, was named Vice President and Secretary of the Company in July 2003. He served as an Executive Vice President of the Company from August 1994 until February 2000, and served as Secretary of the Company from August 1994 until February 2000. Mr. Yager was the Company's Chief Financial Officer from August 1994 until November 1996. Mr. Yager has been Vice President of CMA since December 1996. Mr. Yager was a member of the Company's board of directors from August 1994 until February 2000.

Barry Halpern has served as President of High-Rise since July 1995 and Vice President of DualStar since July 2003.

Nicholas Ahel has served as Vice President of High-Rise since July 1995 and Vice President of DualStar since July 2003.

Peter Aiello has served as President of ICE since August 1996 and President of BMS since July 2000. He was named Vice President and Assistant Secretary of the Company in July 2003.

Vincent M. D'Onofrio has served as President and Chief Technology Officer of OnTera (f/k/a DualStar Communications, Inc.) since February 2001 and was responsible for the day-to-day operations of OnTera. From March 2000 to February 2001, Mr. D'Onofrio served as OnTera's Executive Vice President and Chief Technology Officer. From March 1996 until February 2000, Mr. D'Onofrio served as President and Chief Executive Officer of DualStar Communications, Inc. Mr. D'Onofrio has also served as President of ParaComm since March 2001.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or awarded for each of DualStar's last three completed fiscal years to DualStar's Chief Executive Officer and its four most highly compensated officers (collectively, the "Named Executives") for the year ended June 30, 2003.

                                                                                             LONG TERM
                                                        ANNUAL COMPENSATION                 COMPENSATION
                                                        --------------------------------- -----------------
                   (a)                         (b)            (c)              (d)              (g)               (i)
                                                                                             SECURITIES
                                                                                             UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR              SALARY           BONUS      OPTIONS (#)     COMPENSATION(1)
                                              ----                                          -----------     ---------------
Gregory Cuneo                                 2003            $275,000           $25,000         -               $4,038
Chief Executive Officer                       2002            $275,000           $25,000         -               $4,038
                                              2001            $275,000           $25,000         -              $33,238

Barry Halpern                                 2003            $260,000          $685,101         -               $1,954
President - High-Rise                         2002            $260,000          $508,433         -               $1,954
                                              2001            $260,000          $706,712         -               $1,954

Nicholas Ahel                                 2003            $260,000          $685,101         -               $1,652
Vice President - High-Rise                    2002            $260,000          $508,433         -               $1,652
                                              2001            $260,000          $706,712         -               $1,652

Ronald Fregara                                2003            $235,000           $25,000         -               $5,861
President - CMA                               2002            $235,000           $25,000         -               $5,861
                                              2001            $235,000           $25,000         -               $5,861

Stephen Yager                                 2003            $235,000           $25,000         -               $6,371
Vice President - CMA                          2002            $235,000           $25,000         -               $6,371
                                              2001            $235,000           $25,000         -               $6,371

(1) Includes the value of personal benefits, such as disability insurance, automobile expenses and/or director fees, pursuant to each officer's employment agreement. See Employment Agreements.

COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee up to $25,000 and may also be eligible for fees of up to $1,000 per board meeting attended in person, and $600 per telephonic meeting or committee meeting (regardless of attendance in person or by telephone), plus, in all cases, reimbursement of out-of-pocket expenses. In fiscal 2003, the Company paid no director fees to Messrs. Abbruzzese and Cuneo, but paid Mr. Steele $10,337.

OPTION GRANTS IN LATEST FISCAL YEAR

No stock options were granted to any of the Named Executives during fiscal year 2003.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following table sets forth certain information with regard to the outstanding options to purchase DualStar Common Stock as of the end of the fiscal year ended June 30, 2003 for the five Named Executives in the Summary Compensation Table above.

        (a)                 (b)                (c)                       (d)                                    (e)
                      SHARES ACQUIRED   VALUE              NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
NAME                  ON EXERCISE (#)   REALIZED ($)    UNEXERCISED OPTIONS AT JUNE 30, 2003         OPTIONS AT JUNE 30, 2003
                      ---------------   ------------    ------------------------------------         ------------------------
                                                           EXERCISABLE        UNEXERCISABLE       EXERCISABLE        UNEXERCISABLE
Gregory Cuneo                -                  -            160,000             40,000               $ -                $ -
Barry Halpern                -                  -            301,000                  -               $ -                $ -
Nicholas Ahel                -                  -            226,000                  -               $ -                $ -
Ronald Fregara               -                  -            160,000             40,000               $ -                $ -
Stephen Yager                -                  -            160,000             40,000               $ -                $ -

EMPLOYMENT AGREEMENTS

Effective August 1994, DualStar entered into employment agreements with Messrs. Cuneo, Yager and Fregara. The employment agreements expired in August 1997 and have been renewed for three additional three-year terms through August 2006. Mr. Cuneo's current salary is $275,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. Messrs. Fregara and Yager's current salaries are each $235,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. The salaries under these executive's employment agreements, as amended, may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Compensation Committee.

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

On June 1, 2000, the Company entered into employment agreements with each of Barry Halpern and Nicholas Ahel, President and Vice President, respectively, of High-Rise, which agreements expired on July 1, 2002. The Company and the executives continue to discuss new employment agreements, but there can be no assurance that the parties will reach agreement. If the parties do not reach agreement and the Company loses the services of Mr. Halpern or Mr. Ahel, there may be a material adverse effect on the Company's business. Mr. Halpern continues to serve as President of High-Rise at a current annual base salary of $260,000. Mr. Ahel continues to serve as Vice President of High-Rise at a current annual base salary of $260,000. Each of Messrs. Halpern and Ahel continue to receive such other benefits, including medical, disability, pension and severance plans, as are made generally available to executive employees of the Company from time to time, and a life insurance benefit in the amount of one times such executive's current annual base salary.

In connection with Robert Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of his employment agreement, Mr. Birnbach agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement contemplates that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

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

Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2003, 2,937,067 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal year 2003.

401(K) PLAN

The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in
Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to 15% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash of DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2003, DualStar made no contribution to the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlock relationship existed during the fiscal year ended June 30, 2003.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of DualStar Common Stock as of September 19, 2003 by each stockholder of the Company who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of DualStar Common Stock.



         NAME AND ADDRESS OF           AMOUNT AND NATURE OF
          BENEFICIAL OWNER             BENEFICIAL OWNERSHIP    PERCENT OF CLASS
------------------------------------ ------------------------- -----------------
Technology Investors Group, LLC
560 Sylvan Way
Englewood Cliffs, NJ 07632                   1,791,000               10.9%

Lawrence Roman
WDF,Inc.
30 N. MacQuenten Pkwy.
Mt. Vernon, NY 10550                         1,267,400                6.6%


The following table sets forth certain information with respect to beneficial ownership of DualStar Common Stock as of September 19, 2003 by all directors and all Named Executives identified in the Summary Compensation Table above in Item
11. Executive Compensation, individually, and by all directors and all executive officers of DualStar as a group.



                                      AMOUNT AND NATURE OF     PERCENT OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
------------------------------------- ---------------------- ---------------
Gregory Cuneo                                 595,000(1)           3.1%
Jared E. Abbruzzese                               ---                *
Raymond Steele                                115,000(2)             *
Ronald Fregara                                595,000(1)           3.1%
Stephen Yager                                 595,000(1)           3.1%
Barry Halpern                                 301,000(2)           1.6%
Nicholas Ahel                                 226,000(2)           1.2%
All directors and executive
officers as a group (11 persons)            3,435,200(3)          17.8%



* Less than 1%.

(1) Consists of (i) options to purchase 160,000 shares of Company common stock granted under the Company's 1994 Stock Option Plan, as amended (the Plan), exercisable within 60 days of September 19, 2003 and (ii) 435,000 shares of Company common stock. (2) Consists of options granted under the Plan, exercisable within 60 days of September 19, 2003. (3) Consists of (i) options to purchase 2,127,200 shares of Company common stock granted under the Plan, exercisable within 60 days of September 19, 2003, and (ii) 1,308,000 shares of Company common stock.

The Company maintains the DualStar Technologies Corporation 1994 Stock Option Plan, as amended (the "1994 Plan"), pursuant to which it may grant equity awards to eligible persons. Additionally, it has entered into individual arrangements outside of the equity plans with DSTR Warrant Co., LLC, providing for the award of warrants to purchase Company common stock. The 1994 Plan and the terms of DSTR Warrant Co., LLC's equity award are described in the table more fully below.


--------------------------- ------------------------- -------------------------- ------------------------------------
                                      (a)                        (b)                             (c)
--------------------------- ------------------------- -------------------------- ------------------------------------
                            Number of securities to       Weighted-average       Number of securities remaining under
                            be issued upon exercise       exercise price of         available for future issuance
                            of outstanding options,     outstanding options,     equity compensation plans (excluding
Plan category                  warrants and rights       warrants and rights      securities reflected in column (a))
--------------------------- ------------------------- -------------------------- ------------------------------------
Equity compensation                3,086,533                    $2.78                          413,467
plans approved by
security holders
--------------------------- ------------------------- -------------------------- ------------------------------------
Equity compensation plans          3,125,000                    $4.00                             -
not approved by security
holders
--------------------------- ------------------------- -------------------------- ------------------------------------
Total                              6,211,533                    $3.39                          413,467
--------------------------- ------------------------- -------------------------- ------------------------------------


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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company until his resignation on September 10, 2003, is a principal, had provided consulting services to the Company from August 12, 1999 until June 30, 2001, pursuant to letter agreements dated August 12, 1999 and March 24, 2000 and pursuant to a consulting agreement dated June 1, 2000. The consulting fee payable under the consulting agreement was $30,000 per month, plus reimbursement of expenses. In November 2001, TechOne gave the Company a written notice to terminate the agreement effective on June 30, 2001 and waived any subsequent consulting fees that might be due by the Company to TechOne under the agreement. For the year ended June 30, 2001, in connection with the agreement, the Company paid TechOne consulting fees in the amount of $360,000. For the years ended June 30, 2003 and 2002, the Company made no payments to TechOne.

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

(b) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001, the Company paid Hades consulting fees in the amount of $240,000 for consulting services in connection with the agreement. For the years ended June 30, 2003 and 2002, the Company made no payments to Hades.

(c) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (b). The Company has no present plan to hold a stockholders meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(d) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG in fiscal year 2001. For the year ended June 30, 2001, the Company paid M&E Advisors, LLC consulting fees in the amount of $170,000. For the years ended June 30, 2003 and 2002, the Company made no payments to M & E Advisors, LLC.

(e) At June 30, 2003, the Company had outstanding loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000, respectively.

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

(f) For the fiscal years ended June 30, 2003, 2002 and 2001, approximately 17.1%, 0.2% and 2.0% of the Company's total revenues were derived from HRH Construction Corporation ("HRH"), respectively. Mr. Cuneo is also the Chairman of HRH.

In addition, DualStar's President and Chief Executive Officer is (non-Director) Chairman of Starrett Corporation, an affiliate of HRH and Blackacre, and is compensated as Chairman of Starrett Corporation under a consulting agreement between Starrett Corporation and Starrett Consulting, L.L.C. (of which Mr. Cuneo is a 50% member). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH and a member of TIG. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from Starrett Corporation in equal monthly installments, plus an additional fee may be earned in certain circumstances. In the last fiscal year, DualStar has been awarded new contracts in the approximate amount of $23.9 million from HRH.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

For the fiscal years ended June 30, 2003 and June 30, 2002, aggregate fees for services provided by Grassi & Co., CPAs, P.C., were as follows:

                                             Fiscal year      Fiscal year
                                             Ended            Ended
                                             June 30, 2003    June 30, 2002
                                             -------------    -------------

        Audit fees                              $52,500          $   --
        Audit related fees                       22,500           7,500
        Tax fees                                 27,500              --
        All other fees                               --              --
                                               --------          ------
                                               $102,500          $7,500


The audit committee pre-approves all non-audit fees paid to the accountant.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

1. Financial Statements and Financial Statement Schedules

See the Index to Financial Statements appearing on page F-1 of this Report following this Item 15. No financial statement schedules are included in this Report.

2. Exhibits

Set forth below is a list of exhibits being filed with this Report.

EXHIBIT NO. AND DESCRIPTION IN THE EXHIBIT LIST FOR THIS REPORT

NUMBER                              TITLE
------                              -----
2.1 Securities Purchase Agreement dated as of March 28, 2000 by and among the Registrant, Cerberus Capital Management, L.P. and Blackacre Capital Management, L.L.C. (2)
2.2 Stock Purchase Agreement dated as of March 28, 2000 between the Registrant and M/E Contracting Corp. (2)
2.3 Agreement and Plan of Merger dated as of May 11, 2000 between the Registrant, DCI Acquisition Co. and ParaComm, Inc. (2)
2.4 Securities Purchase Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Madeleine L.L.C. (4)
3.1      Certificate of Incorporation, filed June 14, 1994, as restated. (1)
3.2      Amended and Restated Bylaws. (2)
4.1      Specimen Copy of Common Stock Certificate. (1)
4.2      DualStar Technologies Corporation 1994 Stock Option Plan, as amended.
         (1)
4.3      1994 Stock Option Plan Amendment. (3)
10.1 Employment Agreement between the Registrant and Gregory Cuneo, dated August 31, 1994. (1)
10.2 Employment Agreement between the Registrant and Stephen J. Yager, dated August 31, 1994. (1)
10.3 Employment Agreement between the Registrant and Ronald Fregara, dated August 31, 1994. (1)
10.4 Employment Agreement between the Registrant and Robert J. Birnbach dated June 7, 2000. (3)
10.5 Employment Agreement between the Registrant and Nicholas Ahel dated June 1, 2000. (3)
10.6 Employment Agreement between the Registrant and Barry Halpern dated June 1, 2000. (3)
10.7 Second Amended and Restated Note, having an original issued dated as of December 1, 1999, made by Registrant in favor of Madeleine L.L.C. (5)
10.8 Stockholders Agreement dated March 28, 2000 among DualStar Technologies Corporation, Blackacre Capital Management L.L.C., Cerberus Capital Management, L.P., Gregory Cuneo and Robert J. Birnbach. (2)
10.9 Stockholders Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC, Technology Investors Group, LLC and certain members of Registrant's management. (5)
10.10 Class E Warrant Agreement dated as of November 8, 2000 by and between Registrant and DSTR Warrant Co., LLC. (4)
10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC.
         (5)
10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)

NUMBER                              TITLE
------                              -----
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. (6)
10.18    Global Bonding general agreement of indemnity. (7)
21.1     Subsidiaries of the Registrant.(7)
23.1     Consent of Grassi & Co., CPAs, P.C. (7)
23.2     Consent of Grant Thornton LLP.(7)
31.1     Rule 13a-14(a)/15d-14(a) Certification. (7)
31.2     Rule 13a-14(a)/15d-14(a) Certification. (7)
32.1     Section 1350 Certification. (7)
32.2     Section 1350 Certification. (7)


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

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Attached hereto.

(B) REPORTS ON FORM 8-K

A Current Report on Form 8-K was filed on June 18, 2003, reporting an Item 5 and 7 event.

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The exhibits listed under (a)(2) of this Item 15 are filed with this Report.

(D) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 2003

None.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
Reports of Independent Certified Public Accountants............  F-2 -- F-3
Financial Statements
     Consolidated Balance Sheets...............................      F-4
     Consolidated Statements of Operations.....................      F-5
     Consolidated Statement of Shareholders' Equity (Deficit)..      F-6
     Consolidated Statements of Cash Flows.....................  F-7 -- F-8
     Notes to Consolidated Financial Statements................  F-9 -- F-30

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders DualStar Technologies Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting standards generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Notes A and E to the financial statements, the Company has suffered recurring losses and is in default of its senior secured promissory note payable that permits the holder to accelerate the maturity and demand payment. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters is also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRASSI & CO., CPAs, P.C.

Lake Success, New York
September 23, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
  DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES


We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated result of operations and consolidated cash flow of DualStar Technologies Corporation and Subsidiaries for the year ended June 30, 2001, in conformity with accounting standards generally accepted in the United States of America.






GRANT THORNTON LLP


New York, New York
September 28, 2003

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                              --------
                                                                                         2003           2002
                                                                                         ----           ----
                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................................   $  3,055,255    $  2,535,419
  Accounts receivable -- net of allowance for doubtful accounts
    of $420,000 and $532,000 in 2003 and 2002, respectively .....................     17,067,241      26,249,507
  Retainage receivable ..........................................................      3,049,667       3,473,970
  Costs and estimated earnings in excess of billings on
    uncompleted contracts .......................................................        768,409       1,299,615
  Assets held for sale ..........................................................        483,756            --
  Prepaid expenses and other current assets .....................................        220,823         210,997
                                                                                    ------------    ------------

    Total Current Assets ........................................................     24,645,151      33,769,508
  Property and equipment -- net of accumulated
    depreciation and amortization ...............................................      1,144,282       3,158,890
Other assets:
  Other .........................................................................        431,363         511,303
                                                                                    ------------    ------------

    Total Assets ................................................................   $ 26,220,796    $ 37,439,701
                                                                                    ============    ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable ..............................................................   $  5,466,501    $ 12,250,161
  Senior secured promissory note payable ........................................     16,827,583      14,850,300
  Billings in excess of costs and estimated earnings on
    uncompleted contracts .......................................................      2,788,820       5,707,947
  Liabilities held for sale .....................................................         52,575            --
  Accrued expenses and other current liabilities ................................      4,521,913       3,540,799
  Mortgage payable ..............................................................           --         1,693,885
                                                                                    ------------    ------------

    Total Current Liabilities ...................................................     29,657,392      38,043,092
                                                                                    ------------    ------------

    Total Liabilities ...........................................................     29,657,392      38,043,092
                                                                                    ------------    ------------

Commitments and contingencies
SHAREHOLDERS' DEFICIT:
  Common stock -- par value, $.01 per share; 25,000,000 shares authorized;
    16,501,568 shares issued and outstanding in 2003
    and 2002 ....................................................................        165,016         165,016
  Additional paid-in capital ....................................................     41,832,721      41,575,421
  Accumulated deficit............................................................    (45,434,333)    (42,343,828)
                                                                                    ------------    ------------

    Total Shareholders' Deficit .................................................     (3,436,596)       (603,391)
                                                                                    ------------    ------------

    Total Liabilities and Shareholders' Deficit .................................    $26,220,796    $ 37,439,701
                                                                                    ============    ============


The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED JUNE 30,
                                                                --------------------
                                                        2003            2002            2001
                                                        ----            ----            ----
Revenues earned ................................   $ 59,824,031    $ 77,884,995    $ 79,738,232
Costs of revenues earned, ......................     48,985,163      68,783,066      71,777,029
                                                   ------------    ------------    ------------
Gross profit ...................................     10,838,868       9,101,929       7,961,203
                                                   ------------    ------------    ------------

Operating expenses:
  General and administrative expenses, .........      9,046,591       7,846,479       9,783,718
  Depreciation and amortization ................        277,691         307,648         339,968
                                                   ------------    ------------    ------------

    Total operating expenses ...................      9,324,282       8,154,127      10,123,686
                                                   ------------    ------------    ------------

Operating income (loss) ........................      1,514,586         947,802      (2,162,483)
Other (income) expense:
  Interest income ..............................        (28,301)       (152,808)       (577,817)
  Interest expense .............................      1,870,592       1,820,772       1,315,574
  Loss on sale of marketable securities ........           --           337,500            --
                                                   ------------    ------------    ------------

Other expense -- net ...........................      1,842,291       2,005,464         737,757
                                                   ------------    ------------    ------------

Loss before provision (benefit) for income taxes       (327,705)     (1,057,662)     (2,900,240)
Provision (benefit) for income taxes
  Current tax provision (benefit) ..............        (16,007)         80,325          74,787
  Deferred tax provision .......................           --         1,076,000         676,000
                                                   ------------    ------------    ------------

Loss from continuing operations ................       (311,698)     (2,213,987)     (3,651,027)
                                                   ------------    ------------    ------------

Discontinued operations
  Loss from discontinued communications business      2,778,807       7,369,416      12,062,161
  Income tax (benefit) .........................           --              --              --
                                                   ------------    ------------    ------------

Loss from discontinued operations ..............      2,778,807       7,369,416      12,062,161
                                                   ------------    ------------    ------------


Net loss .......................................   $ (3,090,505)   $ (9,583,403)   $(15,713,188)
                                                   ============    ============    ============

Basic and diluted loss per share:
  Loss from continuing operations ..............         $(0.02)         $(0.13)         $(0.22)
  Loss from discontinued operations ............         $(0.17)         $(0.45)         $(0.73)
  Net loss per share ...........................         $(0.19)         $(0.58)         $(0.95)
  Weighted average shares outstanding ..........     16,501,568      16,501,568      16,497,255


The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

                                                 COMMON STOCK               ADDITIONAL
                                                 ------------               ----------
                                                                             PAID-IN
                                              SHARES         AMOUNT          CAPITAL
                                              ------         ------          -------
Balance -- June 30, 2000 ................    16,476,568    $   164,766   $42,613,550
Net loss for the year ended
  June 30, 2001
Net unrealized loss on
  marketable securities
  arising during the year
Comprehensive loss
Issuance of common stock
  and warrants in exchange
  for access rights .....................        25,000            250        87,871
Reversal of deferred
  compensation ..........................                                 (1,126,000)
                                                                         -----------

Balance -- June 30, 2001 ................    16,501,568        165,016    41,575,421
Net loss for the year ended
  June 30, 2002
Other comprehensive loss:
  Unrealized holding loss on
   marketable securities
   arising during the year
  Reclassification adjustment
   for losses included in net
   income
Comprehensive loss
Balance -- June 30, 2002 ................    16,501,568        165,016    41,575,421
Net loss for the year ended
  June 30, 2003
Adjustment to recurring elimination
  entry for investments in subsidiaries .                                    257,300
                                                                         -----------

Balance -- June 30, 2003 ................    16,501,568    $   165,016   $41,832,721
                                            ===========    ===========   ===========

                                                                 ACCUMULATED
                                 ACCUMULATED       DEFERRED     COMPREHENSIVE
                                    DEFICIT     COMPENSATION         LOSS           TOTAL
                                    -------     ------------         ----           -----
Balance -- June 30, 2000 ....   $(17,047,237)   $ (1,126,000)           --      $ 24,605,079
Net loss for the year ended
  June 30, 2001 .............    (15,713,188)                                    (15,713,188)
Net unrealized loss on
  marketable securities
  arising during the year ...                                   $   (202,500)       (202,500)
                                                                                ------------

Comprehensive loss ..........                                                    (15,915,688)
Issuance of common stock
  and warrants in exchange
  for access rights .........                                                         88,121
Reversal of deferred
  compensation ..............                      1,126,000             --
                                                 ------------    ------------

Balance -- June 30, 2001 ....    (32,760,425)           --          (202,500)      8,777,512
Net loss for the year ended
  June 30, 2002 .............     (9,583,403)                                     (9,583,403)
Other comprehensive loss:
  Unrealized holding loss on
   marketable securities
   arising during the year ..                                        540,000         540,000
  Reclassification adjustment
   for losses included in net
   income ...................                                       (337,500)       (337,500)
                                                                                ------------

Comprehensive loss ..........                                                     (9,380,903)
                                                                                ------------

Balance -- June 30, 2002 ....    (42,343,828)           --              --          (603,391)
Net loss for the year ended
  June 30, 2003 .............     (3,090,505)                                     (3,090,505)
                                ------------                                    ------------
Adjustment to recurring
  elimination entry for
  investments in
  subsidiaries ..............                                                        257,300
                                                                                ------------
Balance -- June 30, 2003 ....   $(45,434,333)           --              --      $ (3,436,596)
                                ============    ============    ============    ============

The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              YEARS ENDED JUNE 30,

                                                                           2003            2002            2001
                                                                           ----            ----            ----
Cash flows from operating activities:
  Net loss ..........................................................   $ (3,090,505)   $ (9,583,403)   $(15,713,188)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities
    Depreciation and amortization ...................................        875,748       2,046,519       2,214,462
    Deferred income taxes ...........................................           --         1,076,000         676,000
    Impairment of fixed and intangible assets .......................        920,972       2,479,630       1,190,000
    (Gain) loss on sale of communications assets ....................       (115,580)        482,324            --
    Loss on sale of marketable securities ...........................           --           337,500            --
    Accrued interest added to debt principal ........................      1,811,139       1,595,623            --
    Accrued legal fees added to debt principal ......................        166,144            --              --
      (Increase) decrease in assets, net of assets acquired
        Accounts receivable .........................................      9,182,266      (2,549,797)        103,258
        Retainage receivable ........................................        424,303         452,932       2,763,121
        Costs and estimated earnings in excess of billings on
          uncompleted contracts .....................................        531,206         (63,058)        859,154
        Prepaid expenses and other current assets ...................         (1,481)        392,402         111,664
        Other assets ................................................         (4,700)          4,120         (65,544)
      Increase (decrease) in liabilities, net of liabilities assumed
        Accounts payable ............................................     (6,731,085)        155,999      (4,636,817)
        Billings in excess of costs and estimated earnings on
        uncompleted contracts .......................................     (2,919,127)      2,135,787        (417,641)
        Accrued expenses and other current liabilities ..............        977,468        (521,239)        174,637
                                                                        ------------    ------------    ------------

  Net cash provided by (used in) operating activities ...............      2,026,768      (1,558,661)    (12,740,894)
                                                                        ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures ..............................................       (176,105)       (434,621)     (2,667,323)
  Proceeds from sale (purchase) of marketable securities ............           --           555,000        (892,500)
  Proceeds from sale of communications assets .......................        369,822         402,136            --
  Long term investments .............................................         (6,764)           --              --
                                                                        ------------    ------------    ------------

  Net cash provided by (used in) investing activities ...............        186,953         522,515      (3,559,823)
                                                                        ------------    ------------    ------------

Cash flows from financing activities:
  Principal payments of loan and lease payables .....................           --          (115,771)       (268,226)
  Principal payment of mortgage payable .............................     (1,693,885)        (23,951)        (20,080)
  Proceeds from senior secured promissory note payable ..............           --              --         5,500,000
                                                                        ------------    ------------    ------------

  Net cash provided by (used in) financing activities ...............     (1,693,885)       (139,722)      5,211,694
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ................        519,836      (1,175,868)    (11,089,023)
Cash and cash equivalents at beginning of year ......................      2,535,419       3,711,287      14,800,310
                                                                        ------------    ------------    ------------

Cash and cash equivalents at end of year ............................   $  3,055,255    $  2,535,419    $  3,711,287
                                                                        ============    ============    ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest ........................................................   $    127,517    $    164,053    $    641,038
    Income taxes ....................................................         48,207          19,549          71,503

The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                    YEARS ENDED JUNE 30, 2003, 2002, AND 2001

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

        (2) In November 2000, the Company issued to Madeleine L.L.C. a $12.5 million senior secured promissory note. The note, due and payable on November 8, 2007, bears interest at a fixed rate of 11% per annum. A portion of the proceeds was used to retire existing indebtedness of the Company in the principal amount of $7.0 million owed to Madeleine L.L.C.

        (3) The Company acquired equipment related to the delivery of communications services which was financed by a note in the amount of $668,265 during the year ended June 30, 2001.

        (4) The Company acquired marketable securities in March 2001 for $892,500. As of June 30, 2001, an unrealized loss on the Company's available-for-sale securities was $202,500 and had been reported as a component of shareholders' equity. The Company subsequently sold the securities in fiscal 2002 and the unrealized loss was reversed.

        The accompanying notes are an integral part of this statement.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Background and Financial Statement Presentation

DualStar Technologies Corporation ("DualStar" or the "Company"), is a holding company which was incorporated on June 17, 1994. Effective August 1, 1994, DualStar entered into share acquisition agreements with Centrifugal Associates, Inc. ("Centrifugal"), Centrifugal Service, Inc. ("Service") and Mechanical Associates, Inc. ("Mechanical"), whereby 2,610,000 shares of DualStar were issued to the shareholders of Centrifugal, Service and Mechanical in exchange for all of the stock of Centrifugal, Service and Mechanical and these companies became wholly owned subsidiaries of DualStar. Subsequently, DualStar formed new wholly owned subsidiaries, including Centrifugal/Mechanical Associates, Inc., Property Control, Inc., High-Rise Electric, Inc., OnTera, Inc. ("OnTera", formerly known as DualStar Communications, Inc.), Integrated Controls Enterprises, Inc. and BMS Electric, Inc. In May 2000, the Company issued shares of common stock and warrants in exchange for all of the outstanding stock of ParaComm, Inc.

The accompanying financial statements for the years ended June 30, 2003, 2002 and 2001 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

DualStar, through its wholly owned subsidiaries, operates construction-related businesses. The Company completed the discontinuance of its communications business in August 2003. The Company's communications segment's telephone service business was discontinued in August 2002. In April 2002, the Company sold communications network equipment for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. A $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002.

In August 2003, the Company and its wholly owned subsidiary, ParaComm, Inc. ("ParaComm"), consummated the sale to an affiliate of its senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $3.2 million of the principal amount of a note of the Company to Madeleine, plus waiver of accrued and unpaid interest on such principal amount. Such reduction is subject to certain post-closing adjustments, which are not expected to be material.

The Company incurred significant losses in the last several fiscal years, primarily in the communications business. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any operating losses that may occur through the operation of the construction business.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial. The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totals approximately $13.1 million in September 2003.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement and is presently in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm, Inc., a wholly-owned subsidiary of the Company, in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August 2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(5) IMPAIRMENT OF LONG-TERM ASSETS

On an ongoing basis, the Company reviews the valuation and amortization of long-term assets. As part of this review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In fiscal 2003, the carrying value of communication equipment was written off by $0.9 million as a result of the Company's decision to discontinue its communications business. In the third quarter of fiscal 2002, the carrying value of communication equipment was written off by $2.5 million as a result of the Company's decision of further limiting its communications business efforts and resources to the Internet and subscription video businesses in the New York City Metropolitan area and in Florida. In the fourth quarter of fiscal 2001, the carrying value of intangible assets was written down by $1.2 million as a result of the Company's consideration of the estimated undiscounted future cash flow of ParaComm, Inc., a communications subsidiary. In determining the amount of impairment loss, the Company considered the estimated market value of the subsidiary's subscriber list, access rights and related equipment.

(6) INCOME TAXES

The Company files consolidated federal, state and local income tax returns. Deferred income taxes are principally the result of net operating loss carryforwards and differences related to different bases of accounting for financial accounting and tax reporting purposes.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(7) CASH AND CASH EQUIVALENTS

The Company considers its money market funds with an original maturity of three months or less to be cash equivalents.

(8) RECLASSIFICATION

The Company completed the discontinuance of its communications business in August 2003. Accordingly the financial results of this business for the fiscal years ended June 30, 2003, 2002, and 2001 are presented as discontinued operations.

(9) OTHER COMPREHENSIVE INCOME (LOSS)

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

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability it has undertaken in issuing the guarantee. In addition, FIN 45 requires a guarantor to make disclosures of its obligations under the guarantees that a company has issued. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The initial recognition and initial measurement provision of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 in fiscal year 2003. Our adoption of FIN 45 did not have a material impact on the Company's financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies accounting for derivative instruments and hedging activities under Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company believes the adoption of SFAS 149 will not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of financial instruments with characteristics as both liabilities and assets. SFAS 150 is effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 had no material impact on the Company's financial statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE B -- ACCOUNTS RECEIVABLE

Included in accounts receivable at June 30, 2003 and June 30, 2002, are unbilled receivables from completed contracts aggregating $314,448 and $446,821, respectively.

Retained contract receivables at June 30, 2003 and 2002 of $3,050,000 and $3,474,000, respectively, include approximately $1,500,000 and $1,100,000, respectively, that is not expected to be collected within one year.

In a prior year, the Company filed a claim of approximately $2,494,000 for costs incurred by the Company relating to specific items of additional work that the owner required the Company to perform. Included in accounts receivable is $1,245,000 relating to the claim, which represents contract costs attributable to the claim and the minimum amount expected to be recovered. In the opinion of the Company's counsel, the contract provides a legal basis to support the claim. It is at least reasonably possible that the estimated claim revenue for this contract will be further revised in the near term.

The Company reduces its receivables by an allowance for future uncollectible accounts. The reconciliation of these balances is as follows:

Allowance for Doubtful Accounts:

                                                 YEARS ENDED
                                                 -----------
                                  JUNE 30,         JUNE 30,       JUNE 30,
                                    2003             2002           2001
                                    ----             ----           ----

Beginning Balance................ $532,000         $586,000       $646,000
Additions Charged to Expenses....       --          473,121        112,894
Deductions....................... (112,000)        (527,121)      (172,894)
                                  --------         --------       --------

Ending Balance................... $420,000         $532,000       $586,000
                                  ========         ========       ========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE C -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                                            JUNE 30,
                                                            --------
                                                   2003                 2002
                                                   ----                 ----

Compensation.................................   $1,340,904          $1,142,197
Current portion of lease payables............      655,664             655,664
Unearned revenues............................       49,874             218,613
Interest.....................................       60,000             108,064
Professional fees............................      381,500             380,500
Communication taxes payable..................      257,391             386,868
Other........................................    1,776,580             648,893
                                                 ---------             -------

                                                $4,521,913          $3,540,799
                                                ==========          ==========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE D -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                             JUNE 30,
                                                             --------
                                                      2003             2002
                                                      ----             ----

Network infrastructure and equipment............... $      --      $3,066,659
Building and building improvements................. 1,627,669       1,596,719
Computer equipment.................................   639,753         945,380
Office furniture and equipment.....................   264,835         307,564
Automobiles........................................   299,134         282,941
Machinery and equipment............................    79,048          79,048
                                                       ------           -----

                                                    2,910,439       6,278,311
Less accumulated depreciation and amortization.....(2,081,157)     (3,434,421)
                                                    ---------       ---------

                                                      829,282       2,843,890
Land...............................................   315,000         315,000
                                                      -------         -------

                                                   $1,144,282      $3,158,890
                                                   ==========      ==========



NOTE E -- DEBT

(1) SENIOR SECURED PROMISSORY NOTE

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") (the "Madeleine Loan"). The Madeleine Loan, which is due and payable in November 2007, bears interest at a fixed rate of 11% per annum. The Madeleine Loan is a senior secured obligation of the Company and is guaranteed by certain subsidiaries of the Company, which have pledged substantially all of their respective assets to collateralize such guarantee. In connection with the Madeleine Loan, the Company issued warrants to purchase 3,125,000 shares of common stock at an exercise price of $4.00 per share, subject to antidilution provisions, expiring in December 2007, to an affiliate of Madeleine. A portion of the Madeleine Loan was used to retire existing indebtedness of the Company in the principal amount of $7 million owed to Madeleine and to pay expenses of obtaining the Madeleine Loan. The remaining proceeds were used for the Company's working capital purposes. No value was allocated to the warrants because the value was deemed immaterial. The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totals approximately $13.1 million in September 2003.

The Company has not made payments to Madeleine pursuant to the Madeleine Loan agreement and is presently in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. Madeleine may call the loan due and payable at any time, and, if it is not paid, foreclose on significant assets of the Company's subsidiaries that secure such loan. If the Company cannot raise additional funds or if Madeleine demands payment on its loan, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

In June 2003, the Company entered into an agreement in principle with Madeleine, whereby Madeleine would exchange all of the outstanding principal and accrued interest of the Madeleine Loan for the Company's interests in certain real estate and certain private cable television assets and for common equity of the Company.

The agreement in principle provides that the outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine is to be exchanged for (a) certain private cable television systems and associated assets related to properties in Florida of ParaComm, Inc., a wholly-owned subsidiary of the Company, in consideration of a reduction of indebtedness equal to the fair market value of such assets (which transaction was consummated in August 2003); (b) certain real estate owned by the Company located in Long Island City, New York in consideration of the reduction of indebtedness equal to the fair market value of such real estate; and (c) issuance of approximately 7.6 million shares of the Company's common stock to Madeleine for the balance

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE E -- DEBT (CONTINUED)

of the indebtedness. Such number of shares issuable to Madeleine represents all of the authorized and unissued shares of common stock of the Company less shares reserved for issuance pursuant to the exercise of outstanding stock options and warrants to purchase common stock that are not surrendered and cancelled. In connection with the transaction, certain members of management of the Company and an affiliate of Madeleine, respectively, are to surrender options and warrants to be cancelled. The agreement also provides for the issuance of new options to such management members at a subsequent date, subject to approval by the stockholders of the Company of an increase in the number of shares of authorized Common Stock. Upon such issuance to Madeleine, Madeleine will own approximately 32% of the total outstanding stock of the Company. The Company and Madeleine are presently negotiating definitive agreements for transactions (b) and (c), which are subject to approval by the Board of Directors of the Company. There can be no assurance that definitive agreements will be reached.

(2) MORTGAGE PAYABLE

In March 2003, the Company satisfied its mortgage obligation in the amount of $1.7 million.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE F -- SHAREHOLDERS' EQUITY

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


NOTE G -- INCOME TAXES

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

The following is a summary of the items giving rise to no deferred tax benefits at June 30, 2003 and 2002:

                                                      JUNE 30,
                                                      --------
                                               2003             2002
                                               ----             ----

Current
  Allowance for doubtful accounts.........   $213,000           $213,000
                                             --------           --------

Long-term
  Net operating loss carryforward.........  18,500,000        17,000,000
  Accumulated depreciation................     105,000           105,000
                                               -------           -------

                                            18,605,000        17,105,000
                                            ----------        ----------

Total deferred tax assets.................  18,818,000        17,318,000
Less valuation allowance.................. (18,818,000)     (17,318,000)
                                           ------------     ------------

Net deferred tax assets...................           --               --
                                           ============     ============

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE G -- INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

                                                JUNE 30,
                                                --------
                                  2003            2002            2001
                                  ----            ----            ----

Statutory federal income tax... $(1,051,000)   $(2,865,000)    $(5,342,000)
State and local income taxes...    (652,000)    (1,517,000)     (2,357,000)
Valuation allowance............   1,607,000      5,458,000       8,375,000
State capital taxes............      79,993         80,325          74,787
                                               -----------     -----------
                                   $(16,007)    $1,156,325        $750,787
                                               ===========     ===========


The Company has net operating loss carryforwards of approximately $37 million available for federal, state and local income tax purposes, expiring in the years 2011 to 2023. The Company's ability to utilize net operating loss carryforwards to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.


NOTE H -- COMMITMENTS AND CONTINGENCIES

       (1) The Company leases certain equipment and fabrication shop space under operating leases expiring at various dates through June 2007. At June 30, 2003, minimum rental commitments under noncancellable operating leases are as follows:

   2004..................        $163,000
   2005..................          96,000
   2006..................          56,000
   2007..................          15,000
   2008..................          0
                                   -

                                 $330,000
                                 ========

       Equipment rent expense under operating leases for the years ended June 30, 2003, 2002 and 2001 was approximately $124,000, $135,000 and
       $369,000, respectively. Rent expense for fabrication shop space under an operating lease for the years ended June 30, 2003 and 2002, was $60,000 and $30,000, respectively,

       (2) The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 2003, 2002 and 2001, the Company contributed $10.6 million, $13.3 million, and $13.6 million, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

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

       (5) In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at June 30, 2003 of $564,370 is included in accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. The Company believes that the final amount will not exceed amounts accrued.

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

       (7) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

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


NOTE I -- RELATED PARTY TRANSACTIONS

       (1) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company until his resignation on September 10, 2003, is a principal, had provided consulting services to the Company from August 12, 1999 until June 30, 2001, pursuant to letter agreements dated August 12, 1999 and March 24, 2000 and pursuant to a consulting agreement dated June 1, 2000. The consulting fee payable under the consulting agreement was $30,000 per month, plus reimbursement of expenses. In November 2001, TechOne gave the Company a written notice to terminate the agreement effective on June 30, 2001 and waived any subsequent consulting fees that might be due by the Company to TechOne under the agreement. For the year ended June 30, 2001, the Company paid TechOne $360,000 for consulting services in connection with the agreement. For the years ended June 30, 2002 and June 30, 2003, the Company made no payments to TechOne.

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

       (2) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimbursable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE I -- RELATED PARTY TRANSACTIONS (CONTINUED)

       $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001, the Company paid Hades $240,000 for consulting services in connection with the agreement. For the years ended June 30, 2003 and 2002, the Company made no payments to Hades.

       (3) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000, on the same terms and conditions discussed above in paragraph (2). The Company has no present plan to hold a stockholder meeting for the purpose of seeking stockholder approval for the Class D Warrants.

       (4) The Company's mechanical contracting business leased manufacturing space, on a month-to-month basis, from a company in which Messrs. Cuneo and Fregara own a majority interest. The lease was terminated in March 2002. Rent expense in connection with the lease for the years ended June 30, 2002 and 2001 was $35,000 and $46,000, respectively.

       (5) The Company's electrical contracting subsidiary obtained consulting services from M & E Advisors, LLC, an affiliate of TIG in fiscal 2001. For the year ended June 30, 2001, consulting fee for the services was $170,000. For the years ended June 30, 2003 and 2002, the Company made no payments to M & E Advisors, LLC.

       (6) At June 30, 2003, the Company had loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000, respectively.

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

       (7) For the fiscal years ended June 30, 2003, 2002, and 2001, approximately 17.1%, 0.2%, and 2.0% of the Company's total revenues were derived from HRH Construction Corporation ("HRH"), respectively. Mr. Cuneo is also the Chairman of HRH.

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


NOTE J -- CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, marketable securities, trade accounts receivable and retainage receivable.

The Company maintains cash balances with large U.S. commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company's balances may exceed this limit. At June 30, 2003, uninsured cash balances were approximately $2.6 million. The Company believes it is not exposed to any significant credit risk for cash.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE J -- CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2003, revenue from two customers (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.), and HRH Construction Corporation) amounted to approximately 37% and 17% of the Company's total revenues, respectively. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc. (formerly Lehrer McGovern Bovis, Inc.)) amounted to approximately 64% of the Company's total revenues. For the year ended June 30, 2001, revenue from two customers (Bovis Lend Lease, Inc. and Rockrose Construction Corp.) amounted to approximately 60% and 15% of the Company's total revenues, respectively. In addition, as of June 30, 2003, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction Corporation amounted to approximately 15% and 28% of the Company's total contract and retainage receivables, respectively. As of June 30, 2002 and 2001, contract and retainage receivables from Bovis
Lend Lease, Inc. amounted to approximately 52% and 58% of the Company's total contract and retainage receivables, respectively. In addition, for the fiscal years ended June 30, 2002 and 2001, approximately 0.2% and 2.0% of the Company's total revenues, respectively, were derived from HRH Construction Corp. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction Corp. HRH Construction Corp. is an affiliate of Blackacre.


NOTE K -- STOCK OPTION PLAN

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

Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2003, 2,937,067 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal year 2003.

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

                                                         2003              2002              2001
                                                         ----              ----              ----
Net loss                  As reported............   $(3,090,505)       $(9,583,403)     $(15,713,188)
                          Pro forma..............   $(4,072,468)      $(10,588,836)     $(16,738,375)
Basic and diluted loss    As reported............        $(0.19)            $(0.58)           $(0.95)
  per share               Pro forma..............        $(0.25)            $(0.64)           $(1.01)


The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the years ended June 30, 2003, 2002, and 2001, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

This pro forma impact only takes into account options granted since July 1, 1994 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2003 and 2002: risk-free interest rate of approximately 5.0%, expected life of seven years, volatility of 100% and no dividend yield.

A summary of information relative to the Company's stock option plan follows:

                                                                  WEIGHTED
                                        NUMBER OF SHARES        AVERAGE PRICE
                                        ----------------        -------------

Outstanding at June 30, 2000.........      3,500,000                 $3.29
Granted in fiscal 2001...............        663,225                 $6.27
Forfeited in fiscal 2001.............      (945,000)                 $5.52
                                           ---------

Outstanding at June 30, 2001.........      3,218,225                 $2.88
Forfeited in fiscal 2002.............      (127,025)                 $5.10
                                           ---------

Outstanding at June 30, 2002.........      3,091,200                 $2.78
Forfeited in fiscal 2003.............      (154,133)                 $4.21
                                           ---------

Outstanding at June 30, 2003.........      2,937,067                 $2.72
                                           =========

Weighted average fair values of option grants in fiscal 2001were $0.32.

In March 2000, options to purchase 617,500 shares of the Company's common stock were granted to employees with an exercise price lower than the closing price of the Company stock. One-third of the options vested at the date of the grants and the remaining two-thirds would have vested ratably on a monthly basis beginning on the last day of each of the 24 calendar months following March 2001. As a result of the grants, a compensation charge of $1.7 million was incurred, of which $600,000 was recognized in the year of grant. Accordingly, additional paid-in capital was increased by $1.7 million, deferred

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE K -- STOCK OPTION PLAN (CONTINUED)

compensation was increased by $1.1 million, and general and administrative expenses were increased by $600,000. In February 2001, the employees resigned and forfeited the stock options, and the unamortized deferred compensation was reversed. Accordingly, both additional paid-in capital and deferred compensation were decreased by $1.1 million.

The following information applies to options outstanding and exercisable at June 30, 2003:

                                                    WEIGHTED-AVERAGE
                                      NUMBER     REMAINING CONTRACTUAL     WEIGHTED-AVERAGE           NUMBER
RANGE OF EXERCISE PRICES           OUTSTANDING        LIFE (YEARS)          EXERCISE PRICE         EXERCISABLE
------------------------           -----------        ------------          --------------         -----------
$0.75..........................     1,448,000             4.0                   $0.75               1,448,000
$3.00..........................       177,000             1.4                   $3.00                 177,000
$4.00..........................       789,000             5.1                   $4.00                 640,200
$5.25-$10.25...................       523,067             7.1                   $6.13                 509,768
                                    2,937,067                                                       2,774,968

NOTE L -- EMPLOYEE BENEFIT PLAN

The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in
Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to the lesser of $12,000 or 100% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash or DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2003, 2002, and 2001, DualStar made no contribution to the plan.

NOTE M -- EMPLOYMENT AGREEMENTS

Effective August 1994, DualStar entered into employment agreements with Messrs. Cuneo, Yager and Fregara. The employment agreements expired in August 1997 and have been renewed for three additional three-year terms through August 2006. Mr. Cuneo's current salary is $275,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. Messrs. Fregara and Yager's current salaries are each $235,000, with a guaranteed minimum bonus of $25,000, up to a maximum of $100,000 based on certain performance objectives which are to be determined by the Board and the Compensation Committee. The salaries under these executive's employment agreements, as amended, may be increased to reflect annual cost of living increases and may be supplemented by discretionary merit and performance increases as determined by the Compensation Committee.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE M -- EMPLOYMENT AGREEMENTS (CONTINUED)

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

On June 1, 2000, the Company entered into employment agreements with each of Barry Halpern and Nicholas Ahel, President and Vice President, respectively, of High-Rise, which agreements expired on July 1, 2002. The Company and the executives continue to discuss new employment agreements, but there can be no assurance that the parties will reach agreement. If the parties do not reach agreement and the Company loses the services of Mr. Halpern or Mr. Ahel, there may be a material adverse effect on the Company. Mr. Halpern continues to serve as President of High-Rise at a current annual base salary of $260,000. Mr. Ahel continues to serve as Vice President of High-Rise at a current annual base salary of $260,000. Each of Messrs. Halpern and Ahel continue to receive such other benefits, including medical, disability, pension and severance plans, as are made generally available to executive employees of the Company from time to time, and a life insurance benefit in the amount of one times such executive's current annual base salary.

In connection with Robert Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of his employment agreement, Mr. Birnbach agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement contemplates that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE N -- COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                                        JUNE 30,
                                                        --------
                                                 2003               2002
                                                 ----               ----

Costs incurred on uncompleted contracts..... $60,945,907        $53,899,529
Estimated earnings..........................  14,454,584          7,655,621
                                              ----------          ---------

                                              75,400,491         61,555,150
Less billings to date.......................  77,420,902         65,963,482
                                              ----------         ----------

                                             $(2,020,411)       $(4,408,332)
                                             ============       ============


Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:

                                                                                  JUNE 30,
                                                                                  --------
                                                                           2003             2002
                                                                           ----             ----
Costs and estimated earnings in excess of billings on uncompleted
  contracts............................................................   $768,409       $1,299,615
Billings in excess of costs and estimated earnings on uncompleted
  contracts............................................................ (2,788,820)      (5,707,947)
                                                                        -----------      -----------

                                                                       $(2,020,411)     $(4,408,332)
                                                                       ============     ============

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE O -- UNAUDITED QUARTERLY DATA

                        SELECTED QUARTERLY FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          FOR THE QUARTER ENDED
                                                                          ---------------------

                                           SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,
                                             2001       2001       2002       2002       2002       2002       2003       2003
                                             ----       ----       ----       ----       ----       ----       ----       ----
Revenue earned net of
  discontinued operations ...............    16,684     18,897     18,793     23,512     14,097     14,173     14,838     16,716
Revenue earned from
  discontinued operations ...............       873        816        923        684        451        379        250        253
                                             ------     ------     ------     ------     ------     ------     ------     ------
Total revenue earned ....................    17,557     19,713     19,716     24,196     14,548     14,552     15,088     16,969
                                             ------     ------     ------     ------     ------     ------     ------     ------
Gross profit net of
  discontinued operations ...............     2,104      2,112      1,874      3,012      1,796      2,338      3,579      3,126
Gross profit from
  discontinued operations ...............       389        408        387        334        251        194          6         25
                                             ------     ------     ------     ------     ------     ------     ------     ------
Total gross profit ......................     2,493      2,520      2,261      3,346      2,047      2,532      3,585      3,151
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net income (loss) from
  continuing operations .................      (132)      (640)    (1,423)       (19)      (338)      (485)       642       (131)
Net loss from
  Discontinued operations ...............     1,386      1,116      3,595      1,272        650      1,043        464        622
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net income (loss) .......................    (1,518)    (1,756)    (5,018)    (1,291)      (988)    (1,528)       178       (753)
                                             ======     ======     ======     ======     ======     ======     ======     ======

Basic and diluted
  income (loss) per share
  from continuing operations ............     (0.01)     (0.04)     (0.09)     (0.00)     (0.02)     (0.03)      0.04      (0.01)
                                             ======     ======     ======     ======     ======     ======     ======     ======
Basic and diluted
  income (loss) per share
  from discontinued operations ..........     (0.08)     (0.07)     (0.21)     (0.08)     (0.04)     (0.06)     (0.03)     (0.04)
                                             ======     ======     ======     ======     ======     ======     ======     ======
Basic and diluted
  Income (loss) per share ...............     (0.09)     (0.11)     (0.30)     (0.08)     (0.06)     (0.09)      0.01      (0.05)

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES

NOTE P - DISCONTINUED OPERATIONS

In November 2002, the Company announced its intent to sell substantially all of the assets of ParaComm. The carrying value of the ParaComm assets held for sale at June 30, 2003, represented, substantially, all of the assets of the Company's communications business. Since the Company intended on selling the ParaComm assets within twelve months of November 2002, the ParaComm assets are reported as a separate line item, "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2003. The communications operations for the year ended June 30,2003 are reported as discontinued on the Company's consolidated statement of operations for the year ended June 30, 2003. Additionally, the Company's consolidated statements of operations for the years ended June 30, 2002 and 2001 have been restated to report the communications operations as discontinued. Selected quarterly unaudited financial data from continued and discontinued operations is presented in Note O.

The results of operations for the Company's discontinued communications business were as follows (in thousands):

                                                       YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----

Revenues earned.................................  $1,334      $3,296      $3,480
                                                  ------      ------      ------

Loss from discontinued communications business     2,779       7,369      12,062
Income tax (benefit)                                 --          --          --
                                                  ------      ------      ------

Loss from discontinued operations                  2,779       7,369      12,062
                                                  ------      ------      ------


The major classes of assets and liabilities for the Company's discontinued communications business were as follows (in thousands):

                                                                  JUNE 30,
                                                                  --------
                                                                 2003      2002
                                                              -------   -------
Accounts receivable - net ................................... $    37   $   546
                                                              -------   -------
Property and equipment -- net (held for sale at June 30,2003)     484     2,150
    Total Current Assets ....................................     521       546
Property and equipment -- net (held for sale at June 30,2003)      --     2,150
                                                              -------   -------
    Total Assets ............................................ $   521   $ 2,696
                                                              =======   =======

Due to affiliates ........................................... $24,695   $23,994
Accounts payable ............................................   1,274     1,169
Accrued expenses ............................................   1,408     1,635
                                                              -------   -------
    Total Current Liabilities ...............................  27,377    26,798
                                                              -------   -------

    Total Liabilities ....................................... $27,377   $26,798
                                                              =======   =======


The sale of ParaComm's assets was consummated in August 2003, pursuant to an asset purchase agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. The ParaComm sale finalized the Company's discontinuance of its communications business. Details of the asset purchase agreement are presented in Notes A and E.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DUALSTAR TECHNOLOGIES CORPORATION

                                        By /s/ GREGORY CUNEO
                                               --------------------------
                                               Gregory Cuneo
                                               President and
                                               Chief Executive Officer


Dated: September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                    Title                               Date
-----------                  -----                               ----

/s/ GREGORY CUNEO     President, Chief                      September 29, 2003
                      Executive Officer and Director
--------------------
Gregory Cuneo


/s/ ROBERT BIRNBACH    Executive Vice President and         September 29, 2003
                          Chief Financial Officer
--------------------      [Principal Financial
Robert Birnbach            Officer]


/s/ MICHAEL GIAMBRA     Vice President and Chief            September 29, 2003
                          Accounting Officer
--------------------      [Principal Accounting
Michael Giambra            Officer]


/s/ RAYMOND STEELE      Director                            September 29, 2003

--------------------
Raymond Steele

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

Number                                  Title
10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC.
       (5)
10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisition Corp. (6)
10.18  Global Bonding general agreement of indemnity. (7)
21.1   Subsidiaries of the Registrant.(7)
23.1   Consent of Grassi & Co., CPAs, P.C. (7)
23.2   Consent of Grant Thornton LLP.(7)
31.1   Rule 13a-14(a)/15d-14(a) Certification. (7)
31.2   Rule 13a-14(a)/15d-14(a) Certification. (7)
32.1   Section 1350 Certification. (7)
32.2   Section 1350 Certification. (7)


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

(2) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended March 31, 2000.

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Attached hereto.