Form 10-K/A
period 2003-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2003-10-03
CIK 929546

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2002 was approximately $1,206,231 based upon the closing price ($0.09) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of December 31, 2002, was 16,501,568.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 19, 2003 was approximately $4,288,822 based upon the closing price ($0.32) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of September 19, 2003, was 16,501,568.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

                                EXPLANATORY NOTE

DualStar Technologies Corporation is filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission on September 29, 2003, for the purpose of amending and restating certain portions of its Annual Report on Form 10-K and to correct typographical errors in its Annual Report on Form 10-K. Each of the following sections of the Annual Report is amended and restated in its entirety, and is current as of October 3, 2003:

     Part 1, Item 1. Business - Employees. "The remaining employees were engaged in the communications business of the Comapny, which was discontinued in August 2003. Many of the Company's employees have overlapping responsibilities in these job descriptions."

     Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - General. The last two paragraphs discussing revenue and cost recognition were inadvertently omitted.

     Part 2, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Related Party Transactions. The section was inadvertently omitted and is included herein.

     Part 3, Item 14. Principal Accountant Fees and Services - Audit and Non-Audit Fees. "For the fiscal years ended June 30, 2003 and June 30, 2002, aggregate fees for services provided by the independent accountants were as follows:"

     Part 4, Item 15. Consolidated Financial Statements - Report of Certified Public Accountant on page F-3. The Report is dated September 28, 2001.

     Part 4, Item 15. Consolidated Fiancial Statements - Notes to Consolidated Financial Statements - Note A. Background and Financial Statement Presentation. "The transaction resulted in a gain of $0.1 million. A $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002 and is included in the accompanying statement of operations under the caption loss from discontinued operations."


     Part 4, Item 15. Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note P. Discontinued Operations. "The major classes of assets and liabilities for the Company's discontinued communications business were as follows (in thousands):

                                                                   JUNE 30,
                                                              2003         2002
     Assets held for sale                                     $ 484        $   0
        Total Current Assets                                  $ 484        $   0
     Property and Equipment--net (held for sale at
        June 30, 2003)                                        $   0        $2150
        Total Assets                                          $ 484        $2150
     Liabilities held for sale                                $  53        $   0
     Total Current Liabilities                                $  53        $   0
     Total Liabilities                                        $  53        $   0


In addition, we have filed the following exhibits herewith:
23.1   Consent of Independent Certified Public Accountant.
23.2   Consent of Independent Certified Public Accountant.
31.1   Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2   Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1   Section 1350 Certification.
32.2   Section 1350 Certification.

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

EMPLOYEES.

As of June 30, 2003, the Company employed 282 full-time employees, of which 17 are engaged in administration and finance. Of the remaining full-time employees, 259 are employed by the various construction subsidiaries of the Company, with 258 engaged in manufacturing, engineering and production and 1 in marketing and sales. The remaining employees were engaged in the communications business of the Company, which was discontinued in August 2003. Many of the Company's employees have overlapping responsibilities in these job descriptions.

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

RELATED PARTY TRANSACTIONS

(1) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a director of the Company until his resignation on September 10, 2003, is a principal, had provided consulting services to the Company from August 12, 1999 until June 30, 2001, pursuant to letter agreements dated August 12, 1999 and March 24, 2000 and pursuant to a consulting agreement dated June 1, 2000. The consulting fee payable under the consulting agreement was $30,000 per monthy, plus reimbursement of expenses. In November 2001, TechOne gave the Company a written notice to terminate the agreement effective on June 30, 2001 and waived any subsequent consulting fees that might be due by the Company to TechOne under the agreement. For the year ended June 30, 2001, the Company paid TechOne $360,000 for consulting services in connection with the agreement. For the years ended June 30, 2002 and June 30, 2003, the Company made no payments to TechOne.

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

(2) The Company is a party to a consulting agreement dated June 1, 2000 with Hades Advisors LLC ("Hades"), an affiliate of TIG. The consulting fee payable under the consulting agreement is $20,000 per month, plus reimbursement of expenses. The consulting agreement provides that other than termination as a result of a material breach by Hades, the Company may terminate this consulting agreement only by giving written notice to Hades of the Company's intention to terminate this consulting agreement accompanied by payment of (i) all unpaid amounts due hereunder from the Company to Hades for the consulting services (as defined therein) rendered through the date of termination, plus all reimburseable amounts for which Hades has delivered to the Company an invoice on or before the termination date, (ii) $25,000, which will be used by Hades for reimbursable expenses incurred prior to the termination date and not yet invoiced, and (iii) an amount equal to the product of $20,000 times the greater of (A) the number of months remaining in the 3-year term thereof, and (B) 24. For the year ended June 30, 2001, the Company paid Hades $240,000 for consulting services in connection with the agreement. For the years ended June 30, 2003 and 2002, the Company made no payments to Hades.

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

(7) For the fiscal years ended June 30, 2003, 2002, and 2001, approximately 17.1%, 0.2%, and 2.0% of the Company's total revenues were dervied from HRH Construction Corporation("HRH"), respectively. Mr. Cuneo is also the Chairman of HRH.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT AND NON-AUDIT FEES

For the fiscal years ended June 30, 2003 and June 30, 2002, aggregate fees for services provided by independent accountants, were as follows:

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
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. (6)
10.18    Global Bonding general agreement of indemnity. (7)
21.1     Subsidiaries of the Registrant.(7)
23.1     Consent of Grassi & Co., CPAs, P.C. (8)
23.2     Consent of Grant Thornton LLP.(8)
31.1     Rule 13a-14(a)/15d-14(a) Certification. (8)
31.2     Rule 13a-14(a)/15d-14(a) Certification. (8)
32.1     Section 1350 Certification. (8)
32.2     Section 1350 Certification. (8)


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

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 000-25552) for the period ended June 30, 2003.

(8) Attached hereto.

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

DualStar, through its wholly owned subsidiaries, operates construction-related businesses. The Company completed the discontinuance of its communications business in August 2003. The Company's communications segment's telephone service business was discontinued in August 2002. In April 2002, the Company sold communications network equipment for $0.4 million. The transaction resulted in a loss of $0.5 million. In August 2002, the Company sold certain access agreements on properties located in the Los Angeles area and the communications assets located in the properties for $0.4 million. The transaction resulted in a gain of $0.1 million. A $2.5 million charge for the impairment of certain remaining communications assets was recorded in fiscal year 2002 and is included in the accompanying statement of operations under the caption loss from discontinued operations.

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

The results of operations for the Company's discontinued communications business were as follows (in thousands):

                                                       YEARS ENDED JUNE 30,
--------------------------------------------------------------------------------
                                                   2003        2002        2001
                                                   ----        ----        ----

Revenues earned.................................  $1,334      $3,296      $3,480
                                                  ------      ------      ------

Loss from discontinued communications business     2,779       7,369      12,062
Income tax (benefit)                                 --          --          --
                                                  ------      ------      ------

Loss from discontinued operations                  2,779       7,369      12,062
                                                  ------      ------      ------


The major classes of assets and liabilities for the Company's discontinued communications business were as follows (in thousands):

                                                                  JUNE 30,
                                                                  --------
                                                                 2003      2002
                                                              -------   -------
Assets held for sale ........................................ $   484   $    --
                                                              -------   -------
    Total Current Assets ....................................     484        --
Property and equipment -- net (held for sale at June 30,2003)      --     2,150
                                                              -------   -------
    Total Assets ............................................ $   484   $ 2,150
                                                              =======   =======

Liabilities held for sale ................................... $    53   $    --
                                                              -------   -------
    Total Current Liabilities ...............................      53        --
                                                              -------   -------
    Total Liabilities ....................................... $    53   $    --
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


Dated: October 3, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                    Title                               Date
-----------                  -----                               ----

/s/ GREGORY CUNEO     President, Chief                      October 3, 2003
                      Executive Officer and Director
--------------------
Gregory Cuneo


/s/ ROBERT BIRNBACH    Executive Vice President and         October 3, 2003
                          Chief Financial Officer
--------------------      [Principal Financial
Robert Birnbach            Officer]


/s/ MICHAEL GIAMBRA     Vice President and Chief            October 3, 2003
                          Accounting Officer
--------------------      [Principal Accounting
Michael Giambra            Officer]


/s/ RAYMOND STEELE      Director                            October 3, 2003

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

Number                                  Title
10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC.
       (5)
10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisition Corp. (6)
10.18  Global Bonding general agreement of indemnity. (7)
21.1   Subsidiaries of the Registrant.(7)
23.1   Consent of Grassi & Co., CPAs, P.C. (8)
23.2   Consent of Grant Thornton LLP.(8)
31.1   Rule 13a-14(a)/15d-14(a) Certification. (8)
31.2   Rule 13a-14(a)/15d-14(a) Certification. (8)
32.1   Section 1350 Certification. (8)
32.2   Section 1350 Certification. (8)


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

(3) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 0-25552) for the period ended June 30, 2000.

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 000-25552) for the period ended June 30, 2003.

(8) Attached hereto.