Form 10-Q
period 2003-09-30
DUALSTAR TECHNOLOGIES CORP
filed 2003-11-14
CIK 929546

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Quarterly Period Ended September 30, 2003.
                                       Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the Transition Period From                    to                           .
                               ------------------    --------------------------

Commission file number  0-25552
                        -------

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

   COMMON STOCK, $.01 PAR VALUE --- 24,161,467 SHARES AS OF NOVEMBER 10, 2003
--------------------------------------------------------------------------------

                                      INDEX

                        DUALSTAR TECHNOLOGIES CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets - September 30, 2003 (Unaudited) and June 30, 2003

        Condensed Consolidated Statements of Operations for the Three months ended September 30, 2003 and 2002 (Unaudited)

        Condensed Consolidated Statements of Cash Flows for the Three months ended September 30, 2003 and 2002 (Unaudited)

        Notes to Condensed Consolidated Financial Statements (Unaudited) -
          September 30, 2003


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

Item 3. Defaults Upon Senior Securities

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              SEPTEMBER 30,           JUNE 30,
                                                                                  2003                  2003
                                                                           ------------------     ----------------
                                                                               (UNAUDITED)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $1,573,586          $ 3,055,255
  Accounts receivable - net of allowance for doubtful accounts                   16,783,377           17,067,241
  Retainage receivable                                                            2,544,234            3,049,667
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     2,965,628              768,409
  Assets held for sale                                                            1,031,849              483,756
  Prepaid expenses and other current assets                                         208,532              220,823
                                                                           -------------------- ------------------
Total current assets                                                             25,107,206           24,645,151
Property and equipment - net of accumulated depreciation and amortization            82,741            1,144,282
Other                                                                               409,687              431,363
                                                                           -------------------- ------------------
Total assets                                                                    $25,599,634          $26,220,796
                                                                           ==================== ==================

                      LIABILITIES AND SHAREHOLDERS'
                            EQUITY (DEFICIT)
Current liabilities:

  Accounts payable                                                               $4,581,534          $ 5,466,501
  Senior secured promissory note payable                                         12,991,798           16,827,583
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     2,621,517            2,788,820
  Liabilities held for sale                                                               -               52,575
  Accrued expenses and other current liabilities                                  4,716,841            4,521,913
                                                                           -------------------- ------------------

Total current liabilities                                                        24,911,690           29,657,392

                                                                           -------------------- ------------------
Total liabilities                                                                24,911,690           29,657,392
                                                                           -------------------- ------------------

  Commitments and contingencies

Shareholders' equity (deficit):
  Common stock                                                                      165,016              165,016
  Additional paid-in capital                                                     41,832,721           41,832,721
  Accumulated deficit                                                           (41,309,793)         (45,434,333)
                                                                           -------------------- ------------------
Total shareholders' equity (deficit)                                                687,944           (3,436,596)
                                                                           -------------------- ------------------
Total liabilities and shareholders' equity (deficit)                            $25,599,634          $26,220,796
                                                                           ==================== ==================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                  2003                 2002
                                                                           ------------------   -----------------
Revenues earned                                                               $16,220,561          $14,097,095
Costs of revenues earned, excluding depreciation and amortization              13,798,853           12,300,921
                                                                           -------------------- -----------------
Gross profit                                                                    2,421,708            1,796,174

Operating expenses:
  General and administrative expenses, excluding depreciation
      and amortization                                                          1,682,300            1,572,800
  Depreciation and amortization                                                    72,559               68,350
                                                                           -------------------- -----------------
Operating income                                                                  666,849              155,024
                                                                           -------------------- -----------------
Other income (expense):
  Interest income                                                                   1,424                3,665
  Interest expense                                                               (426,216)            (476,194)
  Gain on sale of communications assets                                         4,018,853                    -
                                                                           -------------------- -----------------
Other income (expense) - net                                                    3,594,061             (472,529)
                                                                           -------------------- -----------------
Income (loss) before provision for income taxes                                 4,260,910             (317,505)
Provision for income taxes                                                         10,881               20,260
                                                                           -------------------- -----------------
Net income (loss) from continuing operations                                    4,250,029             (337,765)


Discontinued operations
  Loss from discontinued communications business                                  125,490              649,952
  Income tax (benefit)                                                                  -                    -
                                                                           -------------------- -----------------
Loss from discontinued operations                                                 125,490              649,952
                                                                           -------------------- -----------------
Net income (loss)                                                              $4,124,539            $(987,717)
                                                                           ==================== =================
Basic and diluted income (loss) per share:
Income (loss) from continuing operations                                            $0.26               $(0.03)
(Loss) from discontinued operations, net of taxes                                   (0.01)               (0.03)
                                                                           -------------------- -----------------
Basic income (loss)                                                                 $0.25               $(0.06)
                                                                           ==================== =================
Diluted income (loss)                                                               $0.18               $(0.06)
                                                                           ==================== =================
Weighted average shares outstanding                                            16,501,568           16,501,568
                                                                           ==================== =================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                2003                2002
                                                         -------------------- ------------------
Net cash provided by (used in) operating activities         $(1,460,257)         $2,343,674
                                                         -------------------- ------------------
Cash flows from investing activities:
     Acquisition of property and equipment                      (21,412)            (70,112)
     Proceeds from sale of communications assets                      -             295,418
                                                         -------------------- ------------------
Net cash provided by (used in) investing activities             (21,412)            225,306
                                                         -------------------- ------------------
Cash flows from financing activities:
     Principal payments on mortgage                                   -              (5,994)
                                                         -------------------- ------------------
Net cash used in financing activities                                 -              (5,994)
                                                         -------------------- ------------------
Net increase (decrease) in cash                              (1,481,669)          2,562,986
Cash and cash equivalents at beginning of period              3,055,255           2,535,419
                                                         -------------------- ------------------
Cash and cash equivalents at end of period                   $1,573,586          $5,098,405
                                                         ==================== ==================

NON-CASH TRANSACTIONS:

During the three months ended September 30, 2003, accrued interest of $394,570 was capitalized to the senior secured promissory note payable.

During the three months ended September 30, 2003, the senior secured promissory note was reduced by $4,230,355, which was the consideration for the sale of the communications assets and related liabilities with a net carrying value of $211,502.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

DualStar, through its wholly owned subsidiaries, (collectively, "DualStar" or the "Company") operates construction-related businesses. The Company completed the discontinuance of its communications business in August 2003.

On August 1, 2003, the Company and its wholly owned subsidiary, ParaComm, Inc. ("ParaComm"), consummated the sale to an affiliate of its senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $4.2 million (principal plus capitalized accrued interest) of the amount of a note of the Company to Madeleine. Such reduction was subject to certain post-closing adjustments, which were not material.

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

The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totaled approximately $13 million at September 30, 2003.

Until October 27, 2003, the Company owed Madeleine, LLC, ("Madeleine") approximately $13.1 million and was in default under the Madeleine Loan (defined below). Madeleine had the ability to call that loan due and payable at any time, and, if it was not paid, foreclose on significant assets of the Company's subsidiaries that secured such loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and an affiliate of Madeleine terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

The issuance of the common stock in connection with the exchange was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The Company had reason to believe that the purchaser was familiar with or had access to information concerning its operations and financial condition, and the purchaser represented that it was an accredited investor as defined in the Securities Act. At the time of the issuance, the common stock was deemed to be restricted securities for purposes of the Securities Act and the instruments representing such securities included legends to that effect.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. and Cerberus Capital Management L.P., (the "Madeleine Loan"). The Company did not make payments to Madeleine pursuant to the Madeleine Loan agreement and was in default under the terms of the agreement relating to the outstanding debt to Madeleine. The de-listing of the Company's common shares from the Nasdaq National Market in June 2001 also created a default under the Madeleine Loan agreement. With the consummation of the transactions with Madeleine and its affiliates, which occurred on August 1, 2003 and on October 27, 2003, the Company extinguished $17.3 million of indebtedness to Madeleine. The Company presently has no indebtedness to Madeleine and is not in default with respect to the Madeleine Loan.

With the economic downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. The Company is currently considering ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.


NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income (loss) per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method. For the three months ended September 30, 2002, stock options and warrants have been excluded from the calculation of diluted income (loss) per share as their effect would have been antidilutive.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE C - CONTINGENCIES

(a) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company agrees to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. That is, on certain work at the request of the Company, the sureties provide a full guarantee of performance and/or payment to third parties in the form of a bond. If the sureties pay an amount to third parties pursuant to such bond, the Company is obligated to fully reimburse the sureties. There is no dollar amount limit on the amount of the indemnity provided to the sureties.

(b) Until 1995, Centrifugal was a partner with DAK Electric Contracting Corp. ("DAK") in a joint venture that performed mechanical and electrical services for a general contractor on a construction project in Manhattan known as the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. In 1995, DAK became insolvent, thereby obligating Centrifugal to complete the work on this project. As a result, in fiscal 1996 the Company wrote off approximately $3.7 million with respect to accounts receivable, loans receivable, claims and other costs that the Company incurred on behalf of DAK in fulfillment of DAK's obligations under the contract on the Lincoln Square project.

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

(c) In August 2001, OnTera signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at June 30, 2003 of $564,370 is included in accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. The Company believes that the final amount will not exceed amounts accrued.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C (CONTINUED)

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

(e) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

(f) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that the claims are covered under its liability policies and that no loss to the Company is probable. No provision for such claims has been made in the accompanying condensed consolidated financial statements.

NOTE D - DEBT

Senior Secured Promissory Note

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. ("Blackacre") and Cerberus Capital Management L.P., (the "Madeleine Loan"). The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totaled approximately $13 million at September 30, 2003.

The Company did not make payments to Madeleine pursuant to the Madeleine Loan agreement and was in default under the terms of the agreement relating to the outstanding debt to Madeleine. With the consummation of the transactions with Madeleine and its affiliates which occurred on August 1, 2003 and on October 27, 2003, the Company extinguished $17.3 million of indebtedness to Madeleine. The Company presently has no indebtedness to Madeleine and is not in default with respect to the Madeleine Loan.

NOTE E- DISCONTINUED OPERATIONS

In August 2003, the Company sold, substantially, all of the assets of ParaComm. The carrying value of the ParaComm assets sold, represented, substantially, all of the assets of the Company's communications business. The communications operations for the three months ended September 30, 2003 are reported as discontinued on the Company's condensed consolidated statement of operations for the three months ended September 30, 2003. Additionally, the Company's condensed consolidated statement

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE E (CONTINUED)

of operations for the three months ended September 30, 2002 has been restated to report the communications operations as discontinued.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DualStar Technologies Corporation, through its wholly owned subsidiaries (collectively, "DualStar" or the "Company"), operates construction-related businesses. For a description of the Company's businesses and operations, see
Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

With the economic downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. The Company is currently considering ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to operations of the Company may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the ability of the Company to raise and provide the capital resources to fund any continuing operating losses, the Company's ability to obtain bonding or insurance coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 as well as in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.


CAPITAL RESOURCES AND LIQUIDITY

Cash balances at September 30, and June 30, 2003 were $1.6 million and $3.1 million, respectively. The Company used $1.5 million of cash in the three months ended September 30, 2003 by operating activities. The net use of cash was primarily due to the increase of costs and estimated earnings in excess of billings on uncompleted contracts which resulted from the Company's difficulties in obtaining surety bonds. In the three months ended September 30, 2002, the Company was provided with $2.3 million of cash. The net provision of cash was primarily due to the decrease in receivables of the construction businesses. Due to the relatively high dollar value of each construction contract, generally ranging from $5 million to $10 million, should the collection of contract receivables be delayed, it may have a material adverse effect on the Company's operations.

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

Moreover, until October 27, 2003, the Company owed Madeleine, LLC, ("Madeleine") approximately $13.1 million and was in default under the Madeleine Loan (defined below). Madeleine had the ability to call that loan due and payable at any time, and, if it was not paid, foreclose on significant assets of the Company's subsidiaries that secured such loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.


Senior Secured Promissory Note

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine, an affiliate of Blackacre Capital Management L.L.C. and Cerberus Capital Management L.P., (the "Madeleine Loan"). The outstanding principal and accrued interest with respect to the senior secured indebtedness owed by the Company to Madeleine totaled approximately $13 million at September 30, 2003.

The Company did not make payments to Madeleine pursuant to the Madeleine Loan agreement and was in default under the terms of the agreement relating to the outstanding debt to Madeleine. With the consummation of the transactions with Madeleine and its affiliates, which occurred on August 1, 2003 and on October 27, 2003, the Company extinguished $17.3 million of indebtedness to Madeleine. The Company presently has no indebtedness to Madeleine and is not in default with respect to the Madeleine Loan.


RESULTS OF OPERATIONS

Revenue increased $2.1 million or 14.9% from $14.1 million in the three months ended September 30, 2002 to $16.2 million in the three months ended September 30, 2003. The increase was primarily due to revenues being recognized on amounts billed in the prior year on contracts whose final profits were higher than the estimates used while they were in process.

Cost of revenue increased $1.5 million or 12.2% from $12.3 million in the three months ended September 30, 2002 to $13.8 million in the three months ended September 30, 2003. The increase was primarily due to the increase in construction revenue. Gross profit percentages were 14.9% and 12.7% in the three months ended September 30, 2003 and 2002, respectively. The improvement in gross profit percentage was due primarily to revenues being recognized on amounts billed in the prior year on contracts whose final profits were higher than the estimates used while they were in process.

Operating income increased $0.5 million or 250% from $0.2 million in the three months ended September 30, 2002 to $0.7 million in the three months ended September 30, 2003. The increase was due primarily to the increase in gross profit.

General and administrative expenses increased $0.1 million or 6.3% from $1.6 million in the three months ended September 30, 2002 to $1.7 million in the three months ended September 30, 2003. The increase was due primarily to the increase in professional fees.

Depreciation and amortization remained unchanged at $0.1 million in the three months ended September 30, 2003 and 2002, respectively.

Interest expense decreased $0.1 million or 20.0% from $0.5 million in the three months ended September 30, 2002 to $0.4 million in the three months ended September 30, 2003. The decrease was due to the reduction of the Company's senior secured promissory note to Madeleine resulting from the sale of substantially all of the assets of ParaComm, Inc. The decrease was also due to the satisfaction of the Company's mortgage in March 2003.


NEW ACCOUNTING STANDARDS ADOPTED

None.


NEW ACCOUNTING STANDARDS NOT YET ADOPTED

None.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, the Company had debt of $13 million with a fixed interest rate of 11.0%. The Company had no derivative financial instruments as of September 30, 2003. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

With the consummation of the transaction with Madeleine and its affiliates, which occurred on October 27, 2003, the Company is presently debt free.

ITEM 4 -- CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other prodedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 2. -- CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 27, 2003, the Company issued an aggregate of 7,659,899 shares of the Company's Common Stock to its senior lender Madeleine, LLC in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and an affiliate of Madeleine terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

The Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), as a transaction by an issuer not involving a public offering. Madeleine has represented to the Company that it is an accredited investor as defined in Regulation D promulgated under the Securities Act, and that it has received or had access to adequate information about the Company. Madeleine agreed, as a condition of the issuance, not to transfer or distribute the shares except pursuant to a registration statement or an exemption from registration under the Securities Act.


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Until October 27, 2003, the Company owed Madeleine, LLC approximately $13.1 million and was in default under the Madeleine Loan. Madeleine had the ability to call that loan due and payable at any time, and, if it was not paid, foreclose on significant assets of the Company's subsidiaries that secured such loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibits are furnished in accordance with the provisions of Item 601 of Regulation S-K.

        Exhibit No.
       Regulation S-K
          Item 601
       Designation                            Exhibit Description



31.1      Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2      Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1      Section 1350 Certification by Mr. Cuneo

32.2      Section 1350 Certification by Mr. Birnbach




            (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed a Current Report, dated August 19, 2003, which reports DualStar's sale of the assets of ParaComm, Inc. to an affiliate of its senior lender Madeleine, LLC.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DualStar Technologies Corporation


Date:      November 14, 2003      By:  /s/ GREGORY CUNEO
                                       Gregory Cuneo
                                       President and Chief Executive Officer


Date:       November 14, 2003     By:  /s/ ROBERT BIRNBACH
                                       Robert Birnbach
                                       Executive Vice President and Chief
                                       Financial Officer


Date:       November 14, 2003     By:  /s/ MICHAEL GIAMBRA
                                       Michael Giambra
                                       Vice President, Chief Accounting Officer,
                                       and Corporate Controller

                                  EXHIBIT INDEX


         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:


        Exhibit No.
       Regulation S-K
          Item 601
        Designation                            EXHIBIT DESCRIPTION




31.1    Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2    Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1    Section 1350 Certification by Mr. Cuneo

32.2    Section 1350 Certification by Mr. Birnbach