Form 10-Q
period 2003-12-31
DUALSTAR TECHNOLOGIES CORP
filed 2004-02-17
CIK 929546

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended December 31, 2003.

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to .

Commission file number    0-25552



                        DUALSTAR TECHNOLOGIES CORPORATION
________________________________________________________________________________
             (Exact name of registrant as specified in its charter)



                   Delaware                               13-3776834
         ______________________________                ________________
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)


                  11-30 47th Avenue, Long Island City, NY 11101
________________________________________________________________________________
          (Address, including zip code of principal executive offices)


                                 (718) 340-6655
________________________________________________________________________________
              (Registrant's telephone number, including area code)


                                 Not applicable
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

   Common Stock, $.01 Par Value --- 24,161,467 shares as of February 11, 2004
________________________________________________________________________________

                                      Index

                        DualStar Technologies Corporation

Part I.  Financial Information

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets - December 31, 2003 (Unaudited) and June 30, 2003

          Condensed Consolidated Statements of Operations for the Three months and Six months ended December 31, 2003 and 2002 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Six months ended December 31, 2003 and 2002 (Unaudited)

          Notes to Condensed Consolidated Financial Statements (Unaudited) - December 31, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

Signatures


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                          DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31,          June 30,
                                                                                  2003                2003
                                                                           -------------------- ------------------
                                                                               (unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                                        $379,047           $3,055,255
  Accounts receivable - net of allowance for doubtful accounts                   18,438,742           17,067,241
  Retainage receivable                                                            3,927,470            3,049,667
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     3,200,443              768,409
  Assets held for sale                                                                    -              483,756
  Prepaid expenses and other current assets                                         177,853              220,823
                                                                           -------------------- ------------------
Total current assets                                                             26,123,555           24,645,151
Property and equipment - net of accumulated depreciation and amortization            92,203            1,144,282
Other                                                                                74,555              431,363
                                                                           -------------------- ------------------
Total assets                                                                    $26,290,313          $26,220,796
                                                                           ==================== ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                               $9,311,364           $5,466,501
  Senior secured promissory note payable                                                  -           16,827,583
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                       145,559            2,788,820
  Liabilities held for sale                                                               -               52,575
  Accrued expenses and other current liabilities                                  4,419,349            4,521,913
                                                                           -------------------- ------------------
Total current liabilities                                                        13,876,272           29,657,392
                                                                           -------------------- ------------------
Total liabilities                                                                13,876,272           29,657,392
                                                                           -------------------- ------------------

  Commitments and contingencies

Shareholders' equity (deficit):
  Common stock                                                                      241,615              165,016
  Additional paid-in capital                                                     51,854,613           41,832,721
  Accumulated deficit                                                           (39,682,187)         (45,434,333)
                                                                           -------------------- ------------------
Total shareholders' equity (deficit)                                             12,414,041           (3,436,596)
                                                                           -------------------- ------------------
Total liabilities and shareholders' equity (deficit)                            $26,290,313          $26,220,796
                                                                           ==================== ==================

                                       See notes to condensed consolidated financial statements


                                          DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

                                           For the Three Months Ended December 31,       For the Six Months Ended December 31,
                                           ----------------------------------------     ----------------------------------------
                                                  2003                  2002                  2003                  2002
                                           -------------------    -----------------     ------------------    ------------------
Revenues earned                                 $20,328,652            $14,172,669           $36,549,213           $28,269,764
Costs of revenues earned, excluding
 depreciation and amortization                   18,289,616             11,834,854            32,088,469            24,135,775
                                           -------------------    -----------------     ------------------    ------------------
Gross profit                                      2,039,036              2,337,815             4,460,744             4,133,989
                                           -------------------    -----------------     ------------------    ------------------
Operating expenses:
  General and administrative expenses,
  excluding depreciation and amortization         1,898,951              2,215,400             3,581,251             3,788,199
  Depreciation and amortization                      14,729                 69,067                87,288               137,417
                                           -------------------    -----------------     ------------------    ------------------

Operating income                                    125,356                 53,348               792,205               208,373
                                           -------------------    -----------------     ------------------    ------------------

Other income (expense):
  Interest income                                        44                  7,941                 1,468                11,606
  Interest expense                                 (106,694)              (546,593)             (532,910)           (1,022,787)
  Gain on disposition of property and
     Equipment                                    1,608,900                      -             5,627,753                     -
                                           -------------------    -----------------     ------------------    ------------------

Other income (expense) - net                      1,502,250              (538,652)             5,096,311            (1,011,181)
                                           -------------------    -----------------     ------------------    ------------------

Income (loss) before provision for
     income taxes                                 1,627,606               (485,304)            5,888,516              (802,808)
Provision for income taxes                                -                      -                10,881                20,260
                                           -------------------    -----------------     ------------------    ------------------

Net income (loss) from continuing
     operations                                   1,627,606              (485,304)             5,877,635              (823,068)

Discontinued operations
  Loss from discontinued communications
     business                                             -              1,043,227               125,490             1,693,179
  Income tax (benefit)                                    -                      -                     -                     -
                                           -------------------    -----------------     ------------------    ------------------

Loss from discontinued operations                         -              1,043,227               125,490             1,693,179
                                           -------------------    -----------------     ------------------    ------------------

Net income (loss)                                $1,627,606           $(1,528,531)            $5,752,145           $(2,516,247)
                                           ===================    =================     ==================    ==================

Basic and diluted income (loss) per share:
Income (loss) from continuing operations              $0.07                 $(0.03)                $0.24                $(0.05)
(Loss) from discontinued
 operations, net of taxes                              0.00                  (0.06)                (0.01)                (0.10)
                                           -------------------    -----------------     ------------------    ------------------

Basic income (loss)                                   $0.07                 $(0.09)                $0.23                $(0.15)
                                           ===================    =================     ==================    ==================
Diluted income (loss)                                 $0.07                 $(0.09)                $0.23                $(0.15)
                                           ===================    =================     ==================    ==================
Weighted average shares outstanding              24,161,467             16,501,568            24,161,467            16,501,568
                                           ===================    =================     ==================    ==================

                                       See notes to condensed consolidated financial statements


                                          DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

                                                                                   For the Six Months Ended
                                                                                        December 31,
                                                                           -------------------- ------------------
                                                                                  2003                2002
                                                                           -------------------- ------------------
Net cash provided by (used in) operating activities                               $(2,630,606)         $5,329,439
                                                                           -------------------- ------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                            (45,602)           (73,644)
     Proceeds from sale of communications assets                                             -            295,279
                                                                           -------------------- ------------------
Net cash provided by (used in) investing activities                                   (45,602)            221,635
                                                                           -------------------- ------------------

Cash flows from financing activities:
     Principal payments on mortgage                                                          -           (14,979)
                                                                           -------------------- ------------------
Net cash used in financing activities                                                        -           (14,979)
                                                                           -------------------- ------------------

Net increase (decrease) in cash and cash equivalents                               (2,676,208)          5,536,095
Cash and cash equivalents at beginning of period                                     3,055,255          2,535,419
                                                                           -------------------- ------------------
Cash and cash equivalents at end of period                                            $379,047         $8,071,514
                                                                           ==================== ==================

Non-cash transactions:

Schedule of non-cash investing and financing activities:

Property and equipment exchanged for reduction of note payable                    $1,515,825
                                                                           ==================
Interest capitalized to note payable                                                $501,264
                                                                           ==================
Reduction of note payable related to exchange of property and equipment           $7,230,356
                                                                           ==================
Note payable exchanged for stock                                                 $10,098,491
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

Until October 27, 2003, the Company owed Madeleine approximately $13.1 million and was in default under the Madeleine Loan (defined below). Madeleine had the ability to call that loan due and payable at any time, and, if it was not paid, foreclose on significant assets of the Company's subsidiaries that secured such loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and an affiliate of Madeleine terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

The issuance of the common stock in connection with the exchange was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder. The Company had reason to believe that the purchaser was familiar with or had access to information concerning its operations and financial condition, and the purchaser represented that it was an accredited investor as defined in the Securities Act. At the time of the issuance, the common stock was deemed to be restricted securities for purposes of the Securities Act and the instruments representing such securities included legends to that effect.

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

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

NOTE B - PER SHARE DATA

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. For diluted net loss and income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and six months ended December 31, 2002, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. On October 27, 2003, the outstanding options and warrants were surrendered.

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

(b) Until 1995, Centrifugal,  a wholly owned subsidiary of the Company, was a partner with DAK Electric Contracting Corp. ("DAK") in a joint venture that performed mechanical and electrical services for a general contractor on a construction project in Manhattan known as the Lincoln Square project. Centrifugal was responsible for the mechanical portion of the contract, and its co-venturer, DAK, was responsible for the electrical portion. In 1995, DAK became insolvent, thereby obligating Centrifugal to complete the work on this project. As a result, in fiscal 1996 the Company wrote off approximately $3.7 million with respect to accounts receivable, loans receivable, claims and other

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - CONTINGENCIES (continued)

costs that the Company incurred on behalf of DAK in fulfillment of DAK's obligations under the contract on the Lincoln Square project.

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

(c) In August 2001, OnTera, a wholly owned subsidiary of the Company, signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. As such, the remaining balance at December 31, 2003 of $564,370 is included in accrued expenses and other current liabilities. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. The Company believes that the final amount will not exceed amounts accrued.

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

NOTE C - CONTINGENCIES (continued)

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

NOTE D - DISCONTINUED OPERATIONS

In August 2003, the Company sold, substantially all of the assets of ParaComm. The carrying value of the ParaComm assets sold represented substantially all of the assets of the Company's communications business. The communications operations for the three and six months ended December 31, 2003 are reported as discontinued on the Company's condensed consolidated statement of operations for the three and six months ended December 31, 2003.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
DualStar Technologies Corporation, through its wholly owned subsidiaries (collectively, "DualStar" or the "Company"), operates construction-related businesses. For a description of the Company's businesses and operations, see
Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company completed the discontinuance of its communications business in August 2003. As discussed herein, in the fourth quarter of 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine, L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C. As a result of such transactions, at October 27, 2003, Madeleine owned approximately 31.7% of the Company's total outstanding common stock.

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

Capital Resources and Liquidity

Cash balances at December 31, 2003 and June 30, 2003 were $0.4 million and $3.1 million, respectively. The Company used $2.6 million of cash in the six months ended December 31, 2003 in operating activities. The net use of cash was primarily due to the increase of costs and estimated earnings in excess of billings on uncompleted contracts, which resulted from the Company's difficulties in obtaining surety bonds. The Company used $0.1 million for the acquisition of property and equipment. The Company was provided with $5.3 million of cash in the six months ended December 31, 2002 by operating activities. The net provision of cash was primarily due to decrease in receivables of the construction businesses. Due to the relatively high dollar value of each construction contract, generally ranging from $2 million to $20 million, should the collection of contract receivables be delayed, it may have a material adverse effect on the Company's operations.

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

Moreover, until October 27, 2003, the Company owed approximately $13.1 million and was in default under a $12.5 million senior secured loan agreement (the "Madeleine Loan"). Madeleine had the ability to call that loan due and payable at any time, and, if it was not paid, foreclose on significant assets of the Company's subsidiaries that secured such loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

Results of Operations

Revenue increased $6.1 million or 43.0% from $14.2 million in the three months ended December 31, 2002 to $20.3 million in the three months ended December 31, 2003. The increase was primarily due to more construction contracts started in 2003.

Revenue increased $8.2 million or 29.0% from $28.3 million in the six months ended December 31, 2002 to $36.5 million in the six months ended December 31, 2003. The increase was primarily due to more construction contracts started in 2003.

Cost of revenue increased $6.5 million or 55.1% from $11.8 million in the three months ended December 31, 2002 to $18.3 million in the three months ended December 31, 2003. The increase was primarily due to the increase in construction revenue. Gross profit percentages were 10.0% and 16.5% in the three months ended December 31, 2003 and 2002, respectively. The drop in gross profit percentage was due primarily to a lower gross margin percentage in the new contracts started in 2003.

Cost of revenue increased $8.0 million or 33.2% from $24.1 million in the six months ended December 31, 2002 to $32.1 million in the six months ended December 31, 2003. The increase was primarily due to the increase in construction revenue. Gross profit percentages were 12.2% and 14.6% in the six months ended December 31, 2003 and 2002, respectively. The drop in gross profit percentage was due primarily to a lower gross margin percentage in the new contracts started in 2003.

Operating income remained unchanged at $0.1 million in the three months ended December 31, 2003 and the three months ended December 31, 2002.

Operating income increased $0.6 million or 300.0% from $0.2 million in the six months ended December 31, 2002 to $0.8 million in the six months ended December 31, 2003. The increase was due primarily to the increase in construction revenue.

General and administrative expenses decreased $0.3 million or 13.6% from $2.2 million in the three months ended December 31, 2002 to $1.9 million in the three months ended December 31, 2003. The decrease in general and administrative expenses included a $0.3 million decrease in payroll and related costs.

General and administrative expenses decreased $0.2 million or 5.3% from $3.8 million in the six months ended December 31, 2002 to $3.6 million in the six months ended December 31, 2003. The decrease in general and administrative expenses included a $0.2 million decrease in payroll and related costs.

Depreciation and amortization decreased $0.1 million or 100.0% from $0.1 million in the three months ended December 31, 2002 to an immaterial amount in the three months ended December 31, 2003. The decrease was primarily due to the exchange of property and equipment for the reduction of the senior secured promissory note payable to zero.

Depreciation and amortization remained unchanged at $0.1 million in the six months ended December 31, 2003 and in the six months ended December 31, 2002.

Interest expense decreased $0.4 million or 80% from $0.5 million in the three months ended December 31, 2002 to $0.1 million in the three months ended December 31, 2003. The decrease was primarily due to the reduction of the senior secured promissory note payable to zero. Interest expense decreased $0.5 million or 50% from $1.0 million in the six months ended December 31, 2002 to $0.5 million in the six months ended December 31, 2003. The decrease was primarily due to the reduction of the senior secured promissory note payable to zero.

New Accounting Standards Adopted

Recently Issued Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 132 (SFAS 132) (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106." SFAS 132 revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS 132 retains the disclosure requirements contained in the original FASB Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces. It requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures are effective for interim periods beginning after December 15, 2003. Disclosure of information about foreign plans is effective for fiscal years ending after June 15, 2004. Disclosure of estimated future benefit payments is effective for fiscal years ending after June 15, 2004. Disclosure of information for nonpublic entities is effective for fiscal years ending after June 15, 2004. The Company believes the adoption of SFAS 132 will not have a material impact on the Company's financial condition, results of operations or liquidity.

New Accounting Standards Not Yet Adopted

None.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

None.

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended December 31, 2003 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. -- Changes in Securities and Use of Proceeds.

For purposes of general information, as previously reported in the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2003, on October 27, 2003, the Company issued an aggregate of 7,659,899 shares of the Company's Common Stock to its senior lender Madeleine, LLC in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the aggregate amount of $10,100,000 (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and an affiliate of Madeleine terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

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

Exhibit No.
Regulation S-K
Item 601
Designation    Exhibit Description
_____________  ___________________

2.5 Securities Purchase Agreement by and among Dualstar Technologies Corporation and Madeleine, L.L.C., dated October 27, 2003 (1)

10.19 Bargain and Sale Deed, dated October 27, 2003, by and between Property Control, Inc. and 11-30 47th Avenue Company LLC (1)

10.20     Registration Rights Agreement by and between Dualstar
          Technologies Corporation and Madeleine, L.L.C. dated October 27, 2003 (1)

10.21     Form of Agreement to Surrender Options (1)

10.22 Warrant Termination Agreement by and between DSTR Warrant Co., LLC and DualStar Technologies Corporation, dated October 27, 2003
          (1)

31.1      Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2      Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1      Section 1350 Certification by Mr. Cuneo

32.2      Section 1350 Certification by Mr. Birnbach


(1) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552), filed November 12, 2003.

          (b) Reports on Form 8-K. During the period covered by this Report on Form 10-Q, the Company filed a Current Report, dated November 12, 2003, which reports the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DualStar Technologies Corporation


Date:  February 17, 2004            By: /s/ GREGORY CUNEO
                                        --------------------------------------
                                        Gregory Cuneo
                                        President and Chief Executive Officer


Date:  February 17, 2004            By: /s/ ROBERT  BIRNBACH
                                        --------------------------------------
                                        Robert Birnbach
                                        Executive Vice President and Chief
                                        Financial Officer


Date:  February 17, 2004            By: /s/ MICHAEL GIAMBRA
                                        --------------------------------------
                                        Michael Giambra
                                        Vice President, Chief Accounting Officer
                                        and Corporate Controller

                                  EXHIBIT INDEX


Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:


Exhibit No.
Regulation S-K
Item 601
Designation    Exhibit Description
_____________  ___________________

2.5 Securities Purchase Agreement by and among Dualstar Technologies Corporation and Madeleine, L.L.C., dated October 27, 2003 (1)

10.19 Bargain and Sale Deed, dated October 27, 2003, by and between Property Control, Inc. and 11-30 47th Avenue Company LLC (1)

10.20 Registration Rights Agreement by and between Dualstar Technologies Corporation and Madeleine, L.L.C. dated October 27, 2003 (1)

10.21          Form of Agreement to Surrender Options (1)

10.22 Warrant Termination Agreement by and between DSTR Warrant Co., LLC and DualStar Technologies Corporation, dated October 27, 2003
               (1)

31.1           Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2           Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1           Section 1350 Certification by Mr. Cuneo

32.2           Section 1350 Certification by Mr. Birnbach


(1) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552), filed November 12, 2003.