Form 10-Q
period 2004-03-31
DUALSTAR TECHNOLOGIES CORP
filed 2004-05-17
CIK 929546

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004.
                                       Or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the Transition Period From                               to                .
                               -----------------------------    --------------

Commission file number    0-25552
                          -------

                        DUALSTAR TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   13-3776834
 -------------------------------                     ------------------
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

      Common Stock, $.01 Par Value --- 24,161,467 shares as of May 11, 2004
--------------------------------------------------------------------------------

                                      Index

                        DualStar Technologies Corporation

Part I. Financial Information

Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - March 31, 2004 (Unaudited) and June 30, 2003

           Condensed Consolidated Statements of Operations for the Three months and Nine months ended March 31, 2004 and 2003 (Unaudited)

           Condensed Consolidated Statements of Cash Flows for the Nine months ended March 31, 2004 and 2003 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited)
             - March 31, 2004


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

Exhibits

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,           June 30,
                                                                                   2004                 2003
                                                                                (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                      $2,599,842           $3,055,255
  Accounts receivable - net of allowance for doubtful accounts                   16,834,043           17,067,241
  Retainage receivable                                                            3,826,255            3,049,667
  Costs and estimated earnings in excess of billings on uncompleted
    contracts                                                                     4,524,761              768,409
  Assets held for sale                                                                    -              483,756
  Prepaid expenses and other current assets                                         181,353              220,823
                                                                           -------------------- ------------------
Total current assets                                                             27,966,254           24,645,151
Property and equipment - net of accumulated depreciation and amortization            89,721            1,144,282
Other                                                                                74,555              431,363
                                                                           -------------------- ------------------
Total assets                                                                    $28,130,530          $26,220,796
                                                                           ==================== ==================

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                              $10,110,008           $5,466,501
  Senior secured promissory note payable                                                  -           16,827,583
  Billings in excess of costs and estimated earnings on uncompleted
    contracts                                                                     1,692,405            2,788,820
  Liabilities held for sale                                                               -               52,575
  Accrued expenses and other current liabilities                                  5,165,086            4,521,913
                                                                           -------------------- ------------------
Total current liabilities                                                        16,967,499           29,657,392
                                                                           -------------------- ------------------
                                                                           -------------------- ------------------
Total liabilities                                                                16,967,499           29,657,392
                                                                           -------------------- ------------------

  Commitments and contingencies

Shareholders' equity (deficit):
  Common stock                                                                      241,615              165,016
  Additional paid-in capital                                                     51,854,613           41,832,721
  Accumulated deficit                                                           (40,933,197)         (45,434,333)
                                                                           -------------------- ------------------
Total shareholders' equity (deficit)                                             11,163,031           (3,436,596)
                                                                           -------------------- ------------------
Total liabilities and shareholders' equity (deficit)                            $28,130,530          $26,220,796
                                                                           ==================== ==================
            See notes to condensed consolidated financial statements


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    For the Three Months Ended March 31,         For the Nine Months Ended March 31,
                                                   ----------------------------------------     -----------------------------------
                                                          2004                  2003                  2004               2003
                                                   -------------------    -----------------     ------------------ -------------

Revenues earned                                         $16,209,071            $14,837,973           $52,758,284        $43,107,737
Cost of revenues earned, excluding depreciation
  and amortization                                       15,917,882             11,258,624            48,006,351         35,394,399
                                                   -------------------    -----------------     ------------------ -----------------
Gross profit                                                291,189              3,579,349             4,751,933          7,713,338
                                                   -------------------    -----------------     ------------------ -----------------
Operating expenses:
  General and administrative expenses, excluding
    depreciation and amortization                         1,529,523              2,420,918             5,110,774          6,209,117
  Depreciation and amortization                              12,479                 68,969                99,767            206,386
                                                   -------------------    -----------------     ------------------ -----------------

Operating income (loss)                                  (1,250,813)             1,089,462              (458,608)         1,297,835
                                                   -------------------    -----------------     ------------------ -----------------

Other income (expense):
  Interest income                                                14                 11,582                 1,482             23,188
  Interest expense                                                -               (454,854)             (532,910)        (1,477,641)
  Gain on disposition of property and
     equipment                                                    -                      -             5,627,753                  -
                                                   -------------------    -----------------     ------------------ -----------------

Other income (expense) - net                                     14              (443,272)             5,096,325         (1,454,453)
                                                   -------------------    -----------------     ------------------ -----------------

Income (loss) before provision for
     income taxes                                        (1,250,799)               646,190             4,637,717           (156,618)
Provision for income taxes                                      211                  4,113                11,092             24,373
                                                   -------------------    -----------------     ------------------ -----------------

Net income (loss) from continuing
     operations                                          (1,251,010)               642,077             4,626,625           (180,991)

Discontinued operations
  Loss from discontinued communications
     business                                                     -                463,675               125,490          2,156,854
  Income tax (benefit)                                            -                     -                     -                   -
                                                   -------------------    -----------------     ------------------ -----------------

Loss from discontinued operations                                 -                463,675               125,490          2,156,854
                                                   -------------------    -----------------     ------------------ -----------------

Net income (loss)                                       $(1,251,010)              $178,402            $4,501,135        $(2,337,845)
                                                   ===================    =================     ================== =================

Basic and diluted income (loss) per share:
Income (loss) from continuing operations                     $(0.05)                 $0.04                 $0.22             $(0.01)
(Loss) from discontinued operations, net
     of taxes                                                   0.00                 (0.03)                (0.01)             (0.13)
                                                   -------------------    -----------------     ------------------ -----------------

Basic income (loss)                                          $(0.05)                 $0.01                 $0.21             $(0.14)
                                                   ===================    =================     ================== =================
Diluted income (loss)                                        $(0.05)                 $0.01                 $0.21             $(0.14)
                                                   ===================    =================     ================== =================
Weighted average shares outstanding                      24,161,467             16,501,568            20,874,674         16,501,568
                                                   ===================    =================     ================== =================

            See notes to condensed consolidated financial statements


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  For the Nine Months Ended
                                                                                          March 31,
                                                                           ---------------------------------------
                                                                                  2004                2003
                                                                           -------------------- ------------------

Net cash provided by (used in) operating activities                                 $(399,814)         $1,722,955
                                                                           -------------------- ------------------

Cash flows from investing activities:
     Acquisition of property and equipment                                            (55,599)            (73,644)
     Proceeds from sale of communications assets                                            -             295,280
     Long term investment                                                                   -              (6,764)
                                                                           -------------------- ------------------
Net cash provided by (used in) investing activities                                   (55,599)            214,872
                                                                           -------------------- ------------------

Cash flows from financing activities:
     Principal payments on mortgage                                                         -          (1,693,885)
                                                                           -------------------- ------------------
Net cash used in financing activities                                                       -          (1,693,885)
                                                                           -------------------- ------------------

Net increase (decrease) in cash and cash equivalents                                 (455,413)            243,942
Cash and cash equivalents at beginning of period                                    3,055,255           2,535,419
                                                                           -------------------- ------------------
Cash and cash equivalents at end of period                                         $2,599,842          $2,779,361
                                                                           ==================== ==================

Non-cash transactions:

Schedule of non-cash investing and financing activities:

Property and equipment exchanged for reduction of note payable                     $1,515,825
                                                                           ====================
Interest capitalized to note payable                                                 $501,264
                                                                           ====================
Reduction of note payable in exchange for property and
     equipment                                                                     $7,230,356
                                                                           ====================
Note payable exchanged for stock                                                  $10,098,491
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

Until October 27, 2003, the Company owed Madeleine approximately $13.1 million under the Madeleine Loan (defined below). As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the approximate aggregate amount of $10.1 million (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and an affiliate of Madeleine terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval of certain items to effect such grants. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

In the recent past, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. The Company is currently considering ways to improve its ability to continue to obtain bonding. There can be no assurance that the Company will be able to continue to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

NOTE B - PER SHARE DATA

The computation of basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. For diluted net loss and income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the three and nine months ended March 31, 2003, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive. On October 27, 2003, the outstanding options and warrants were surrendered.

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

(b) In August 2001, OnTera, a wholly owned subsidiary of the Company, signed a promissory note and security agreement with Nokia to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. In August 2002, Nokia filed suit in the District Court of Dallas County, Texas, claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - CONTINGENCIES (continued)

(c) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

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

NOTE D - DISCONTINUED OPERATIONS

In August 2003, the Company sold, substantially all of the assets of ParaComm. The carrying value of the ParaComm assets sold represented substantially all of the assets of the Company's communications business. The communications operations for the three and nine months ended March 31, 2004 are reported as discontinued on the Company's condensed consolidated statement of operations for the three and nine months ended March 31, 2004.

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

The Company completed the discontinuance of its communications business in August 2003. As discussed herein, in the fourth quarter of 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine, L.L.C. ("Madeleine"), an affiliate of Blackacre Capital Management L.L.C., and Cerberus Capital Management, L.P. As a result of such transactions, at October 27, 2003, Madeleine owned approximately 31.7% of the Company's total outstanding common stock.

In the recent past, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds in connection with its construction business due to the Company's financial position as well as overall market conditions. The Company is currently considering ways to improve its ability to continue to obtain bonding. There can be no assurance that the Company will be able to continue to obtain bonding or, if so, at a reasonable cost. If the Company is unable to obtain surety bonds as needed, this may have a material adverse effect on the Company.

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

Capital Resources and Liquidity

Cash balances at March 31, 2004 and June 30, 2003 were $2.6 million and $3.1 million, respectively. The Company used $0.4 million of cash in the nine months ended March 31, 2004 in operating activities. The net use of cash was primarily due to the increase of costs and estimated earnings in excess of billings on uncompleted contracts of $3.8 million, the decrease of billings in excess of costs and estimated earnings on uncompleted contracts of $1.1 million, the increase in accounts payable of $4.6 million, and the increase in accounts receivable of $0.5 million, all of which resulted from the Company's difficulties in obtaining surety bonds. The Company used $0.1 million for the acquisition of property and equipment. The Company was provided with $1.7 million of cash in the nine months ended March 31, 2003 by operating activities. The net provision of cash was primarily due to decrease in receivables of the construction businesses. Due to the relatively high dollar value of each construction contract, generally ranging from $2 million to $20 million, should the collection of contract receivables be delayed, it may have a material adverse effect on the Company's operations.

The Company incurred significant losses in the last several fiscal years, primarily in the communications segment. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction segment will sustain profitability or positive cash flow from future operations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of its construction related businesses.

Moreover, until October 27, 2003, the Company owed approximately $13.1 million under a $12.5 million senior secured loan agreement (the "Madeleine Loan"). As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. On that date, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the approximate aggregate amount of $10.1 million (principal plus capitalized accrued interest). The Company also granted certain registration rights to Madeleine. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company.

Results of Operations

Revenue increased $1.4 million or 9.5% from $14.8 million in the three months ended March 31, 2003 to $16.2 million in the three months ended March 31, 2004. The increase was primarily due to more construction contracts started in fiscal 2004.

Revenue increased $9.7 million or 22.5% from $43.1 million in the nine months ended March 31, 2003 to $52.8 million in the nine months ended March 31, 2004. The increase was primarily due to more construction contracts started in fiscal 2004.

Cost of revenue increased $4.6 million or 40.7% from $11.3 million in the three months ended March 31, 2003 to $15.9 million in the three months ended March 31, 2004. The increase was primarily due to the increase in construction revenue. Gross profit percentages were 1.9% and 24.3% in the three months ended March 31, 2004 and 2003, respectively. The decrease in gross profit percentage was due primarily to a lower gross margin percentage in the new contracts started in fiscal 2004.

Cost of revenue increased $12.6 million or 35.6% from $35.4 million in the nine months ended March 31, 2003 to $48.0 million in the nine months ended March 31, 2004. The increase was primarily due to the increase in construction revenue. Gross profit percentages were 9.1% and 17.9% in the nine months ended March 31, 2004 and 2003, respectively. The decrease in gross profit percentage was due primarily to a lower gross margin percentage in the new contracts started in fiscal 2004.

Operating results decreased $2.4 million or 218.2% from $1.1 million in the three months ended March 31, 2003 to $(1.3) million in the three months ended March 31, 2004. The decrease was due primarily to the decrease in gross margin percentage in the new contracts started in fiscal 2004.

Operating results decreased $1.8 million or 138.5% from $1.3 million in the nine months ended March 31, 2003 to $(0.5) million in the nine months ended March 31, 2004. The decrease was due primarily to the decrease in gross margin percentage in the new contracts started in fiscal 2004.

General and administrative expenses decreased $0.9 million or 37.5% from $2.4 million in the three months ended March 31, 2003 to $1.5 million in the three months ended March 31, 2004. The decrease in general and administrative expenses included a $0.7 million decrease in payroll and related costs, and a $0.1 million decrease in professional fees.

General and administrative expenses decreased $1.1 million or 17.8% from $6.2 million in the nine months ended March 31, 2003 to $5.1 million in the nine months ended March 31, 2004. The decrease in general and administrative expenses included a $1.0 million decrease in payroll and related costs, and a $0.1 million decrease in professional fees.

Depreciation and amortization decreased $0.1 million or 100.0% from $0.1 million in the three months ended March 31, 2003 to an immaterial amount in the three months ended March 31, 2004. The decrease was primarily due to the disposition of property and equipment.

Depreciation and amortization decreased $0.1 million or 50.0% from $0.2 million in the nine months ended March 31, 2003 to $0.1 million in the nine months ended March 31, 2004. The decrease was primarily due to the disposition of property and equipment.

Interest expense decreased $0.5 million or 100% from $0.5 million in the three months ended March 31, 2003 to zero in the three months ended March 31, 2004. The decrease was primarily due to the reduction of the senior secured promissory note payable to zero.

Interest expense decreased $1.0 million or 66.7% from $1.5 million in the nine months ended March 31, 2003 to $5.0 million in the nine months ended March 31, 2004. The decrease was primarily due to the reduction of the senior secured promissory note payable to zero.

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

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended March 31, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with the report:

10.23                 Form of General Agreement of Indemnity

31.1                  Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2                  Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach.

32.1                  Section 1350 Certification by Mr. Cuneo

32.2                  Section 1350 Certification by Mr. Birnbach

(b) Reports on Form 8-K. None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            DualStar Technologies Corporation


Date:      May 14, 2004             By:      /s/    GREGORY CUNEO
      -------------------               -------------------------------
                                         Gregory Cuneo
                                         President and Chief Executive Officer


Date:       May 14, 2004            By:      /s/    ROBERT  BIRNBACH
      -------------------               -------------------------------
                                        Robert Birnbach
                                        Executive Vice President and Chief
                                        Financial Officer


Date:       May 14, 2004            By:      /s/    MICHAEL GIAMBRA
      -------------------               -------------------------------
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

10.23                Form of General Agreement of Indemnity

31.1                 Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2                 Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1                 Section 1350 Certification by Mr. Cuneo

32.2                 Section 1350 Certification by Mr. Birnbach