Form 10-K
period 2004-06-30
DUALSTAR TECHNOLOGIES CORP
filed 2004-11-15
CIK 929546

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                     For the fiscal year ended June 30, 2004
                                       or
     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

               47-25 34TH STREET, LONG ISLAND CITY, NEW YORK 11101 (Address of principal executive offices) (Zip Code)
       Registrant's telephone number, including area code (718) 784-2514

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of December 31, 2003 was approximately $7,998,713 based upon the closing price ($0.35) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of December 31, 2003, was 24,161,467.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 4, 2004 was approximately $3,656,715 based upon the closing price ($0.16) for such common equity on such date. The number of shares outstanding of the Registrant's Common Stock, as of October 4, 2004, was 24,161,467.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

The statements contained in this Annual Report on Form 10-K, including the exhibits hereto, relating to operations of DualStar Technologies Corporation and its subsidiaries (DualStar or the Company) may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words: "intends", "expects", "plans", "estimates", "projects", "believes", "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the Company's ability to continue operations, the ability of the Company to raise and provide the capital resources to fund operating losses that occur through the operation of the construction business, the Company's ability to obtain surety bonds, the Company's ability to continue to obtain insurance coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors set forth below and in the section captioned Risk Factors and the assumptions, risks and uncertainties set forth below in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other factors contained herein and in DualStar's other filings with the Securities and Exchange Commission (the "SEC"). The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

ITEM 1 - BUSINESS

OVERVIEW

DualStar Technologies Corporation ("DualStar" or the "Company"), through its wholly owned subsidiaries, operates electrical and mechanical construction-related businesses. The Company completed the discontinuance of its communications business in August 2003.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine (the "Madeleine Loan"). As a result of unpaid, accrued interest, the Madeleine Loan grew. The Company ultimately extinguished $17.3 million of indebtedness owed to Madeleine under the Madeleine Loan according to the following transactions:

(1) On August 1, 2003, the Company and its wholly owned subsidiary, ParaComm, Inc. ("Paracomm"), consummated the sale to an affiliate of its then-senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $4.2 million (principal plus capitalized accrued interest) of the amount of a note of the Company to Madeleine. Madeleine is an affiliate of Blackacre Capital Management L.L.C. (through common management and control) and Cerberus Capital Management L.P. This transaction resulted in a gain of $3.7 million.


(2) As of October 27, 2003, the Company owed Madeleine approximately $13.1 million that remained on the Madeleine Loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. To consummate that transaction, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the approximate aggregate amount of $10.1 million (principal plus accrued interest). These transactions resulted in a net gain of $1.6 million. The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and DSTR Warrant Co., LLC, an affiliate of Madeleine, terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine, as record holder, currently owns approximately 31.7% of the total outstanding common stock of the Company. As provided in a Schedule 13D/A filed with the SEC, Mr. Stephen Feinberg is the beneficial owner of the shares held by Madeleine.

Upon the consummation of the transactions with Madeleine and its affiliates (as noted above), which occurred on August 1, 2003 and on October 27, 2003, the Company no longer has any indebtedness to Madeleine.

On August 20, 2004, High-Rise Electric, Inc. ("High-Rise"), a wholly owned subsidiary of DualStar, entered into a loan agreement in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The description of the terms of this loan agreement are subject to the terms of the agreements as filed in the Company's Current Report on Form 8-K filed on August 26, 2004.

DualStar and Mr. Segal are exploring a possible sale of High-Rise to Mr. Segal. No terms for any sale have been reached. Any such transaction is subject to completion of due diligence by Mr. Segal, execution of definitive agreements, and approval by the Boards of Directors of DualStar and of High-Rise and the shareholders of DualStar. Mr. Segal is a principal of Five Star Electric, Inc., a large electrical contractor that primarily does large government work.

The Company incurred significant operating losses in the last several fiscal years. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction related businesses will attain or sustain profitability or positive cash flow from future operations. If the Company does not effectively manage its working capital, it may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate its contractual obligations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction businesses. This uncertainty may create a concern among the Company's current and future customers and vendors as to whether it will be able to fulfill its contractual obligations. As a result, current and future customers may determine not to do business with the Company, or only do so on less favorable terms, which would cause the Company's revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving the Company of the human capital it needs to be successful. If the Company cannot raise additional funds for continuing operations or if the Company cannot obtain a sufficient amount of new work due to its inability to obtain surety bonds, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

DualStar is a Delaware corporation. Its principal place of business is located at 47-25 34th Street, Long Island City, New York 11101. DualStar's telephone number is (718) 784-2514.

DualStar's common stock, par value $.01 per share (the Common Stock), trades on the Over-the-Counter Bulletin Board under the symbol DSTR. As of October 4, 2004, there were 24,161,467 shares of Common Stock issued and outstanding.

DualStar Historical Background: DualStar was incorporated in the State of Delaware on June 17, 1994. The construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. ("CMA"), formed in June 1995, High-Rise, formed in July 1995, Integrated Controls Enterprises, Inc. ("ICE"), formed in August 1996, BMS Electric, Inc. ("BMS"), formed in July 2000, and Property Control, Inc. ("PCI"), formed in June 1995. The inactive communications-related subsidiaries of DualStar consist of OnTera, Inc. ("OnTera") (formerly known as DualStar Communications, Inc.), formed in February 1996, and ParaComm, acquired by DualStar in May 2000. The communications subsidiaries are wholly owned and inactive. DualStar wholly owns each subsidiary.

The Company historically has engaged in two business segments: construction and communications. The Company completed the discontinuance of its communications business in August 2003 and now only does construction-related business.

BUSINESS AND OPERATING STRATEGIES.

Overview. High-Rise designs and installs sophisticated electrical systems for newly constructed residential and commercial high-rise buildings. CMA designs and installs sophisticated heating, ventilation and air conditioning (HVAC) systems for newly constructed residential and commercial high-rise buildings. Additionally, CMA engages in mechanical contracting services, i.e. heating, ventilation and air conditioning (HVAC) services. High-Rise's and CMA's engagements are generally performed under fixed price long-term contracts undertaken with general contractors, with the lengths of such long-term contracts varying, but typically ranging from one to two years.

ICE supplies, installs and services facility management, energy management, building automation, and commercial temperature control systems. In general, ICE acts as a subcontractor to mechanical subcontractors, including those of the Company. ICE also works directly for real property owners and general contractors.

BMS installs and services electrical systems, concentrating on low-voltage work in the areas of building management systems and controls, and fire and security, mostly on new construction work.

PCI owns or manages the Company's fixed asset or office peripheral needs, e.g., maintenance of real property.

Major Customers. The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2004, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction) amounted to approximately 18% and 35% of the Company's total revenues, respectively. For the year ended June 30, 2003, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction) amounted to approximately 37% and 17% of the Company's total revenues, respectively. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc.) amounted to approximately 64% of the Company's total revenues. In addition, as of June 30, 2004, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction amounted to approximately 24% and 29% of the Company's total contract and retainage receivables, respectively. As of June 30, 2003, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction amounted to approximately 15% and 28% of the Company's total contract and retainage receivables, respectively. As of June 30, 2002, contract and retainage receivables from Bovis Lend Lease, Inc. amounted to approximately 52% of the Company's total contract and retainage receivables. In addition, for the fiscal year ended June 30, 2002 , approximately 0.2% of the Company's total revenues were derived from HRH Construction. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction. HRH Construction is an affiliate of Blackacre. Blackacre has a minority ownership interest in HRH Construction. Blackacre is an affiliate, through common management and control, of Madeleine, LLC, previously a senior lender to the Company (described above in Item 1 - Business, under the subcaption "Overview"). Brad Singer is President of HRH Construction and a member of Technology Investors Group, LLC ("TIG"). TIG is a 7.4% shareholder of the Company. High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

Manufacturing. The Company's production facilities fabricate and assemble mechanical and electrical systems and subsystems. The Company maintains a test and inspection program to ensure that such systems meet customer requirements for performance and quality workmanship. In addition, pipe fabrication and machine shops allow for the manufacture of both prototype and production hardware. To support its internal operation and to extend its overall capacity, the Company purchases a wide variety of components, assemblies and services from outside manufacturers, distributors and service organizations. The manufacturing operation supports the Company's construction projects; the Company does not manufacture products for direct sales to customers.

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

ICE performs work for property owners, general contractors, and mechanical contractors in addition to serving CMA. BMS sells most of its services to ICE, although some work is performed for unaffiliated entities such as mechanical contractors, general contractors and owners directly.

Sources of Supply and Backlog. The raw materials, such as pipe, fittings and valves, and electrical components used in the development and manufacture of the Company's mechanical and electrical systems and subsystems are generally available from domestic suppliers at competitive spot prices; fabrication of certain major components may be subcontracted for on an as-needed basis. The Company does not have any long-term contracts for its raw materials. With the exception of cash flow limiting the Company's ability to make purchases, the Company has not experienced any significant difficulty in obtaining adequate supplies to perform under its contracts.

At June 30, 2004, the backlog of the Company's construction business was approximately $41 million; and at June 30, 2003, it was approximately $38 million. The Company believes that most of its backlog at June 30, 2004 will be completed prior to December 31, 2005, but no assurances can be given with respect thereto. Backlog represents the total value of unrealized revenue on all contracts awarded on or before a specified date. The Company does not believe that its backlog at any particular time is necessarily indicative of its future business or performance.

Competition. The electrical, mechanical, electronic, control and environmental businesses are characterized by intense and substantial competition. The Company's construction competitors range from small firms to large multinational companies. Competition for private sector work generally is based on several factors, including quality of work, reputation, price and marketing approach. The Company believes that it is established in the electrical and mechanical contracting industries, and, if it had the ability to obtain payment and performance bonds from a stable surety credit facility, it would be able to maintain a strong competitive position in its areas of expertise by adhering to its basic philosophy of delivering high-quality work in a timely fashion within client budget constraints. The Company can give no assurance it will be able to compete successfully in the future.

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

The majority of the Company's work is traditionally in the private sector. To the extent the Company performs public sector work, such construction contracts are often awarded through a competitive bidding process that places no limit on the number or type of bidders that may compete. The process usually begins with a government Request for Proposal (RFP) that delineates the size and scope of the proposed contract. Proposals are evaluated by the government on the basis of technical merit, response to mandatory solicitation provisions, corporate and personnel qualifications and experience, management capabilities and cost. While each RFP sets out specific criteria for the choice of a successful offeror, RFP selection criteria in the government services market often tend to weigh the technical merit of the proposal more heavily than cost. The Company can make no assurances that it may be able to continue to successfully bid and compete in its marketplace.

As noted above, the Company completed the discontinuance of its communications related businesses in August, 2003. Such businesses were carried out through OnTera, Inc. (retail communications services to the residential apartment building market) and ParaComm, Inc. (subscription TV services). These subsidiaries experienced significant competition and losses, which resulted in the discontinuance of the Company's communications business.

PATENT, TRADEMARK, SERVICE MARK, COPYRIGHT AND PROPRIETARY RIGHTS.

The Company has in the past registered trademarks and service marks, which are not material to the Company's current business.

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

CONSTRUCTION BUSINESS REGULATION.

Our operations are subject to compliance with regulatory requirements of federal, state, and local agencies and authorities, including regulations concerning workplace safety and labor relations. We are also subject to substantial environmental laws that have been enacted in the United States and in the New York Metropolitan area in response to public concern over the environment. These federal, state and local laws and the implementing regulations affect nearly every customer of the Company. Efforts to comply with the requirements of these laws may increase demand for the Company's construction services, and the Company believes there will be a trend toward increasing regulation and government enforcement in the environmental area. The necessity that the Company's clients comply with these laws and implementing regulations subjects the Company to substantial liability. The Company believes that, to the best of its information and knowledge, it is in compliance with all material federal, state and local laws and regulations governing its construction operations.

EMPLOYEES.

As of June 30, 2004, the Company employed 356 full-time employees, of which 18 are engaged in administration and finance. Of the remaining full-time employees, 338 are employed by the various construction subsidiaries of the Company, with 337 engaged in manufacturing, engineering and production and 1 in marketing and sales. Many of the Company's employees have overlapping responsibilities in these job descriptions.

The Company believes that its future success will depend, in part, upon its continued ability to recruit and retain qualified management and technical personnel. Competition for qualified personnel is significant, particularly in the geographic areas in which DualStar and its subsidiaries are located. The Company depends upon its ability to retain the services of key employees. The loss of services of one or more key employees could have a material adverse impact on the Company. As of June 30, 2004, the Company had 332 employees that were represented by labor organizations. The Company has never experienced a work stoppage. Management of the Company believes that it has a healthy relationship with its employees.

RISK FACTORS

AN INVESTMENT IN THE COMPANY'S SECURITIES INVOLVES A HIGH DEGREE OF RISK AND SHOULD BE CONSIDERED ONLY BY INVESTORS WHO CAN AFFORD THE RISK OF LOSS OF THEIR ENTIRE INVESTMENT. PROSPECTIVE INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE INVESTING IN THE COMPANY'S SECURITIES. SEE ALSO NOTE ON FORWARD-LOOKING STATEMENTS.

THE COMPANY MAY BE UNABLE TO CONTINUE OPERATIONS DUE TO OPERATING LOSSES

The Company incurred significant operating losses in the last several fiscal years. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction related businesses will attain or sustain profitability or positive cash flow from future operations. If the Company does not effectively manage its working capital, it may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate its contractual obligations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction businesses. This uncertainty may create a concern among the Company's current and future customers and vendors as to whether the Company will be able to fulfill its contractual obligations. As a result, current and future customers may determine not to do business with the Company, or only do so on less favorable terms, which would cause the Company's revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving the Company of the human capital it needs to be successful. If the Company cannot raise additional funds for continuing operations or if the Company cannot obtain a sufficient amount of new work due to its inability to obtain surety bonds, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's independent registered public accounting firm has included in its report on the Company's consolidated financial statements for the fiscal year ended June 30, 2004 a going concern explanatory paragraph, which states that the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY'S BUSINESS RELIES ON OBTAINING ADEQUATE SURETY BONDS; IF THE COMPANY CANNOT OBTAIN SUCH BONDING, THE COMPANY'S REVENUES, RESULTS OF OPERATIONS, AND ABILITY TO OBTAIN NEW CONTRACTS SHALL BE HARMED

Due to the downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position and overall market conditions. The Company continues to consider ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. As the Company has been unable to obtain surety bonds as needed, this has had and shall continue to have a material adverse effect on the Company's income, revenues and profits. The Company's inability to supply payment and performance bonds required on particular projects has affected negatively and continues to affect negatively the Company's ability to acquire new work; in addition, this inability has affected negatively and continues to affect negatively the Company's cash flow as customers have refrained from making regular payments on jobs in customary fashion due to the Company's lack of bonding, erratic cash flow and uncertainty over its future. The Company is continuing to negotiate with its customers to obtain progress payments as those projects progress.

THE COMPANY IS DEPENDENT ON CERTAIN MAJOR CUSTOMERS

The Company has two major construction customers largely in the New York metropolitan area, who are very important to the Company's business. The loss of one or more of these major customers could materially adversely affect the Company's business, its results of operations and financial condition.

THE COMPANY DEPENDS ON KEY MANAGEMENT

The Company's business is dependent upon a small number of key executives and, in some instances, the licenses they hold. The loss of the services of key executives, the loss of a license held by one of them, or the inability of the Company to attract additional qualified personnel could have a material adverse effect on the Company. Some employment agreements of key executives have expired and renewal discussions are ongoing. There is no assurance such agreements will be reached. See Item 11 - Executive Compensation, under the subcaption "Employment Agreements."

THE COMPANY FACES SUBSTANTIAL COMPETITION IN ITS LOCAL MARKETS

Electrical and mechanical contracting, which represent the Company's core businesses, are characterized by intense and substantial competition in the New York metropolitan area. As a result of such competition, the bidding process whereby the Company seeks to obtain new contracts has also become more competitive and the profit margins capable of being achieved through such contracts fluctuate based upon competitive and economic conditions. The Company may be unable to continue to obtain new contracts with satisfactory profit margins.

THE COMPANY MAY SUFFER CASUALTY LOSSES IN EXCESS OF INSURANCE COVERAGE

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

THE COMPANY'S BUSINESS IS SUBJECT TO ENVIRONMENTAL RISKS

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

THE COMPANY'S BUSINESS IS SUBJECT TO THE LOCAL AND NATIONAL ECONOMIC CLIMATE; SOCIAL, POLITICAL AND ECONOMIC RISKS MAY ADVERSELY AFFECT OPERATIONS

Acts of terrorism caused major instability in the U.S. and other financial markets. Such terrorist attacks and future developments may result in reduced demand from the Company's customers for its services. These developments will subject the Company's operations to increased risks and, depending on their magnitude, could have a material adverse effect on the Company's business. There can be no assurance as to the future effect of changes in social, political and economic conditions on the Company's business or financial condition.

ITEM 2 - PROPERTIES

In August 1996, PCI acquired real property, including a building containing approximately 22,000 square feet of office and warehouse space, at 11-30 47th Avenue, Long Island City, New York 11101. On October 27, 2003, as part of the Madeleine Loan extinguishment (described above in Item 1 - Business, under the subcaption "Overview"), PCI sold and conveyed such real property to Madeleine. The Company continued to operate out of that location for the remainder of this fiscal year.

DualStar, High-Rise, and BMS now lease approximately 10,000 square feet of office and warehouse space at 47-25 34th Street, Long Island City, NY 11101. This lease started in September 2004. CMA leases 2,000 square feet of office space, rent-free from Diversified Mechanical Associates, Inc., an affiliate of HRH Construction, at 200 Marine Street, Farmingdale, NY 11735. This lease started in July 2004. ICE leases space, rent-free from HRH Construction at 50 Main Street, White Plains, NY 10606. This lease started in August 2004. Mr. Cuneo is Chairman of HRH Construction. CMA also continues to lease, on a month-to-month basis, approximately 7,500 square feet of manufacturing space located at 88 Dobbin Street, Brooklyn, New York 11222.

The Company believes its current facilities are adequate, and that adequate office and warehouse space is available in the market in which it currently transacts its construction business and in the markets in which it intends to transact business.

The Company currently uses approximately 85% of its facilities' available capacity. Total rental expense for the Company for recent periods is as follows:



PERIOD                                          EXPENSE
-----------                                  -------------

Year ended June 30, 2004.......................$ 60,000
Year ended June 30, 2003.......................$124,000


ITEM 3 - LEGAL PROCEEDINGS

(a) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company has agreed to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. That is, on certain work at the request of the Company, the sureties provide a full guarantee of performance and/or payment to third parties in the form of a bond. If the sureties pay an amount to third parties pursuant to such bond, the Company is obligated to fully reimburse the sureties. There is no dollar amount limit on the amount of the indemnity provided to the sureties.

(b) In August 2001, OnTera, a wholly owned subsidiary of the Company, formerly in the telecommunications business, signed a promissory note and security agreement with a telecommunications equipment provider to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. In August 2002, such equipment provider filed suit claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. In April 2004 a civil judgement was awarded to plaintiff in New York State in the amount of $873,163. The judgement has not been satisfied. The network equipment had no useful value to the Company and has been disposed of.

(c) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities, and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

(d) In April 2003, a former employee of the Company commenced a lawsuit to recover damages for the alleged failure of the Company to honor options to purchase shares of the Company's common stock pursuant to the 1994 Stock Option Plan. Plaintiff seeks $462,500 in damages. Management has responded by vigorously contesting the claims. Trial is scheduled in this case for November 2004. At this time, we are unable to predict the likelihood of an unfavorable outcome in this case or the range of potential loss, if any, in the event of an unfavorable outcome.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Common Stock is traded on the NASD Over-the-Counter (OTC) Bulletin Board under the symbol DSTR. The following table sets forth, on a per share basis, the range of reported high and low bid quotations on the OTC Bulletin Board, as derived from publicly available sources on the Internet, for the fiscal years ended June 30, 2003 and June 30, 2004 and for the first quarter (through October 4, 2004) of the Company's fiscal year ending June 30, 2005. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                                           Bid Quotations
                                                           --------------

                                                      High               Low
                                                      ----               ---

Fiscal 2003
-----------

First Quarter                                         $0.28              $0.06
Second Quarter                                        $0.18              $0.06
Third Quarter                                         $0.12              $0.08
Fourth Quarter                                        $0.65              $0.08

Fiscal 2004
-----------

First Quarter                                         $0.41              $0.25
Second Quarter                                        $0.60              $0.22
Third Quarter                                         $0.50              $0.35
Fourth Quarter                                        $0.51              $0.20

Fiscal 2005
-----------

First Quarter (through October 4, 2004)               $0.27              $0.11


As of October 4, 2004, there were 134 record holders of the Company's Common Stock.

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

ITEM 6 - SELECTED FINANCIAL DATA

                        DUALSTAR TECHNOLOGIES CORPORATION
                           SELECTED FINANCIAL DATA(1)
                  (Dollars in thousands, except per share data)



                                                                              YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------------
                                                       2004          2003         2002         2001          2000
                                                       ----          ----         ----         ----          ----
STATEMENT OF OPERATIONS DATA:
Revenue from continuing operations                    $71,179      $59,824      $77,885       $79,738      $85,225
Operating (loss) income from continuing operations     (7,709)       1,515          948        (2,126)      (3,256)
Net (loss) income from continuing operations           (3,221)        (312)      (2,214)       (3,651)      (3,322)
Loss from discontinued operations                          67        2,779        7,369        12,062        5,329
Net (loss) income                                      (3,289)      (3,091)      (9,583)      (15,713)      (8,651)
Basic (loss) income from continuing operations per      (0.13)       (0.02)       (0.13)        (0.22)       (0.26)
share
Diluted (loss) income from continuing operations per    (0.13)       (0.02)       (0.13)        (0.22)       (0.26)
share
Basic loss from discontinued operations per share       (0.00)       (0.17)       (0.45)        (0.73)       (0.41)
Diluted loss from discontinued operations               (0.00)       (0.17)       (0.45)        (0.73)       (0.41)
Basic (loss) income per share                           (0.14)       (0.19)       (0.58)        (0.95)        0.67
Diluted (loss) income per share                         (0.14)       (0.19)       (0.58)        (0.95)        0.67

                                                                                JUNE 30,
                                                     --------------------------------------------------------------
                                                       2004          2003         2002         2001          2000
                                                       ----          ----         ----         ----          ----
BALANCE SHEET DATA:
Working capital                                      $2,151        $(5,012)     $(4,274)      $13,836      $16,404
Total assets                                         23,340         26,221       37,440        43,573       58,400
Long-term liabilities                                     0              0            0        14,340        1,921
Stockholders' equity (deficit)                        3,343         (3,437)        (603)        8,778       24,605

(1) The Selected Financial Data represent the consolidated data for the years ended June 30, 2004, 2003, 2002, 2001, and 2000.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and notes thereto. See item 15 of this Annual Report on Form 10-K.

GENERAL

DualStar, through its wholly owned subsidiaries, operates electrical and mechanical construction-related businesses. The Company completed the discontinuance of its communications business in August 2003.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine (the "Madeleine Loan"). As a result of unpaid, accrued interest, the Madeleine Loan grew. The Company ultimately extinguished $17.3 million of indebtedness owed to Madeleine under the Madeleine Loan according to the following transactions:

(1) On August 1, 2003, the Company and its wholly owned subsidiary, ParaComm, consummated the sale to an affiliate of its then-senior lender, Madeleine, of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $4.2 million (principal plus capitalized accrued interest) of the amount of a note of the Company to Madeleine. Madeleine is an affiliate of Blackacre Capital Management L.L.C. (through common management and control) and Cerberus Capital Management L.P. This transaction resulted in a gain of $3.7 million.

(2) As of October 27, 2003, the Company owed Madeleine approximately $13.1 million that remained on the Madeleine loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. To consummate that transaction, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the approximate aggregate amount of $10.1 million (principal plus accrued interest). These transactions resulted in a net gain of $1.6 million. The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and DSTR Warrant Co., LLC, an affiliate of Madeleine, terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company. As provided in a Schedule 13D/A filed with the SEC, Mr. Stephen Feinberg is the beneficial owner of the shares held by Madeleine.

On August 20, 2004, High-Rise, a wholly owned subsidiary of DualStar, entered into a loan agreement in the amount of $2,000,000 from Gary Segal, of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The description of the terms of this loan agreement are subject to the terms of the agreements as filed in the Company's Current Report on Form 8-K filed on August 26, 2004.

DualStar and Mr. Segal are exploring a possible sale of High-Rise to Mr. Segal. No terms for any sale have been reached. Any such transaction is subject to completion of due diligence by Mr. Segal, execution of definitive agreements, and approval by the Boards of Directors of DualStar and of High-Rise and the shareholders of DualStar. Mr. Segal is a principal of Five Star Electric, Inc., a large electrical contractor that primarily does large government work.

High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

CAPITAL RESOURCES AND LIQUIDITY

The Company incurred significant operating losses in the last several fiscal years. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction related businesses will attain or sustain profitability or positive cash flow from future operations. If the Company does not effectively manage its working capital, it may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate its contractual obligations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction businesses. This uncertainty may create a concern among the Company's current and future customers and vendors as to whether the Company will be able to fulfill its contractual obligations. As a result, current and future customers may determine not to do business with the Company, or only do so on less favorable terms, which would cause the Company's revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving the Company of the human capital it needs to be successful. If the Company cannot raise additional funds for continuing operations or if the Company cannot obtain a sufficient amount of new work due to its inability to obtain surety bonds, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's independent registered public accounting firm has included in its report on the Company's consolidated financial statements for the fiscal year ended June 30, 2004 a going concern explanatory paragraph, which states that the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Due to the downturn affecting corporate America, the bonding industry has come under increased pressure and claims, and in general, the bonding market has tightened. Consequently, it has become more difficult for the Company to secure surety bonds due to the Company's financial position and overall market conditions. The Company continues to consider ways to improve its ability to obtain bonding. There can be no assurance that the Company will be able to obtain bonding or, if so, at a reasonable cost. As the Company has been unable to obtain surety bonds as needed, this has had and shall continue to have a material adverse effect on the Company's income, revenues and profits. The Company's inability to supply payment and performance bonds required on particular projects has affected negatively and continues to affect negatively the Company's ability to acquire new work; in addition, this inability has affected negatively and continues to affect negatively the Company's cash flow as customers have refrained from making regular payments on jobs in customary fashion due to the Company's lack of bonding, erratic cash flow and uncertainty over its future. The Company is continuing to negotiate with its customers to obtain progress payments as those projects progress.

The Company is currently limited to pursuing new work that does not require the Company to provide payment and performance bonds. The Company's management is developing plans to streamline operations to obtain better profit margins on such non-bonded work. Moreover, (as described above and in Item 1 - Business under the subcaption "Overview") the Company is considering plans to sell off additional assets or the Company may make other financial arrangements to arrive at a better financial position, which may help the Company's chances of securing a stable and credible bonding facility on continuing operations.

The following table provides a summary of the effect on liquidity and cash flows from the Company's contractual obligations as of June 30, 2004.

        Contractual Obligations                                   Payments due by period
                                              Total      Less than 1 year   1-3 years     3-5 years    More than
                                                                                                        5 years
                                          ----------------------------------------------------------------------
Employment agreements                     $1,839,000         $820,000      $1,019,000          --          --
Noncancellable operating leases              209,000          111,000          98,000          --          --
Total                                     $2,048,000         $931,000      $1,117,000          --          --

The Company entered into additional noncancellable operating leases subsequent to June 30, 2004. The following table provides a summary of the effect on liquidity and cash flows from these subsequent events.

        Contractual Obligations                                   Payments due by period
                                              Total      Less than 1 year    1-3 years     3-5 years    More than
                                                                                                        5 years
                                          ----------------------------------------------------------------------
Noncancellable operating leases             $799,000         $126,000        $391,000       $282,000          --

Total                                       $799,000         $126,000        $391,000       $282,000          --


See Notes H & M to the Financial Statements, at Item 15 hereto, for a summary of the effect on liquidity and cash flows from the Company's contractual obligations as of June 30, 2004.

INFLATION

In general, the Company's construction-related businesses enter into long-term fixed price contracts, which are largely labor intensive. Accordingly, future wage rate increases may affect the profitability of its long-term contracts. Short-term contracts are less susceptible to inflationary conditions.

RESULTS OF OPERATIONS

The Company incurred significant operating losses in the last several fiscal years. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction related businesses will attain or sustain profitability or positive cash flow from future operations. If the Company does not effectively manage its working capital, it may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate its contractual obligations.

Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction businesses. This uncertainty may create a concern among the Company's current and future customers and vendors as to whether the Company will be able to fulfill its contractual obligations. As a result, current and future customers may determine not to do business with the Company, or only do so on less favorable terms, which would cause the Company's revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving the Company of the human capital it needs to be successful. If the Company cannot raise additional funds for continuing operations or if the Company cannot obtain a sufficient amount of new work due to its inability to obtain surety bonds, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.

High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

The Company's independent registered public accounting firm has included in its report on the Company's consolidated financial statements for the fiscal year ended June 30, 2004 a going concern explanatory paragraph, which states that the Company has uncertain revenue streams and a low level of liquidity that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Revenues from Continuing Operations
---------------------------------------

                   2004            2003            2002
              ---------------- -------------- ---------------
              ($ million)      ($ million)    ($ million)
              ---------------- -------------- ---------------
                    71.2            59.8            77.9
              ================ ============== ===============



Loss from Continuing Operations
-------------------------------

                   2004            2003            2002
              ---------------- -------------- ---------------
              ($ million)      ($ million)    ($ million)
              ---------------- -------------- ---------------
                   (3.3)           (0.3)          (2.2)
              ================ ============== ===============


Revenue from continuing operations increased $11.4 million or 19.1% from $59.8 million in 2003 to $71.2 million in 2004. The increase was primarily due to an increase in construction contracts started in 2004, and larger construction contracts started in 2003 and 2004.

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

Cost of revenue increased $23.5 million or 48.0% from $49.0 million in 2003 to $72.5 million in 2004. In addition to the increase in revenue, the increase in costs in 2004 over 2003 was due to a combination of an increase in construction contracts started in 2004, larger construction contracts started in 2003 and 2004, increased costs on jobs started in 2003, and an accrued loss on uncompleted contracts at June 30, 2004. Gross margin percentage decreased to (1.6%) in 2004 from 18.1% in 2003. The decrease in gross margin percentage was due to increased costs on jobs started in 2003, and an accrued loss on uncompleted contracts at June 30, 2004. Essentially, the Company's inability to obtain payment and performance bonds from a stable surety credit facility has hindered the Company from successfully bidding jobs with customary higher margins in 2003 and 2004. Due to this circumstance, the Company was forced to take on jobs with lower margins, and in some instances, jobs with potential to close at a loss. Some jobs have closed at a loss during 2004, and some jobs are projected to close at a loss in 2005. An accrued loss has been recorded at June 30, 2004.

Operating income (loss) decreased $9.2 million or 613.3% from $1.5 million in 2003 to ($7.7) million in 2004. The decrease was due primarily to the severe decrease in gross margin in 2004. There can be no assurance that the Company will regain profitability or positive cash flow from future operations.

General and administrative expenses decreased $2.7 million or 30.0% from $9.0 million in 2003 to $6.3 million in 2004. The decrease in general and administrative expenses included a $2.6 million decrease in payroll and related costs due to the discontinuance of the communications segment and the discontinuance of performance bonuses in the construction segment, a $0.2 million decrease in professional fees, and a $0.1 million increase in bad debt expense.

Depreciation and amortization decreased $0.2 million or 66.7% from $0.3 million in 2003 to $0.1 million in 2004. The decrease was due primarily to the disposition of property and equipment in 2004.

Interest expense decreased $1.0 million or52.6% from $1.9 million in 2003 to $0.9 million in 2004. The decrease was due primarily to the extinguishment of $17.3 million of indebtedness owed to Madeleine, which was finalized on October 27, 2003.

See also Notes O and P to the Financial Statements, at Item 15, attached hereto.

Fiscal 2003 Compared to Fiscal 2002

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

New Accounting Standards Adopted

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact is significant to the Company's overall results of operations or financial position.

FASB Interpretation No. 46R:
In December 2003, the FASB issued revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51," which was originally issued in January 2003. FIN 46R requires an investor who absorbs the majority of the expected losses, receives a majority of its expected returns, or both, (primary beneficiary) of a variable interest entity ("VIE") to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46R, as amended, was applicable for public companies that have interests in VIE's or potential variable entities commonly referred to as special-purpose entities ("SPE's") for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for the periods ending after March 15, 2004. Interests held in VIE's created after January 31, 2003 are subject to the provisions of FIN 46R from the date of the Company's initial involvement with the entity. The Company believes the adoption of FIN 46R will not have a material impact on the Company's financial condition, results of operations or liquidity.


RELATED PARTY TRANSACTIONS

(a) TechOne Capital Group LLC ("Tech One"), a private consulting and investment firm of which Jared E. Abbruzzese, a former director of the Company, was a principal, holds Class D Warrants to purchase 375,000 shares of Company Common Stock. The Class D Warrants are subject to stockholder approval and other conditions and were granted on April 13, 2000. TechOne provided consulting services to the Company from August 12, 1999 until June 30, 2001. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(b) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to Technology Investors Group, LLC ("TIG") on April 13, 2000. TIG is a 7.4% shareholder of the Company. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(c) At June 30, 2004, the Company had outstanding loans to Messrs.
D'Onofrio and Cuneo in the amounts of $96,000 and $60,000 respectively. Also at June 30, 2004, the Company had an outstanding loan from Mr. Fregara in the amount of $45,000.

          (i) An original loan to Mr. Donofrio of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by Mr. D'Onofrio in the prior periods and a promissory note was signed by Mr. D'Onofrio for the remaining loan balance of $96,000. The note bears an interest rate of 7.75% per annum and is due in August 2006. Mr. D'Onofrio is an employee of the Company.

          (ii) The $60,000 loan to Mr. Cuneo is due on demand, with an interest rate of 7.75% per annum. Mr. Cuneo is the President and CEO of the Company.

          (iii) The $45,000 loan from Mr. Fregara is due on demand with no stated interest rate. Mr. Fregara is a Vice President of the Company.

     (d) For the fiscal years ended June 30, 2004, 2003, and 2002, approximately 35.2%, 17.1%, and 0.2% of the Company's total revenues were derived from jobs with HRH Construction. Mr. Cuneo is also the Chairman of HRH Construction and Mr. Brad Singer, President of HRH Construction, is a member of TIG.

From August 1999 to November 2002, Mr. Cuneo was (non-Director) Chairman of Starrett Corporation, an affiliate of Blackacre. HRH Construction was an affiliate of Starrett Corporation until September 2003, and remains an affiliate of Blackacre. Mr. Cuneo is a 50% member of Starrett Consulting, L.L.C. and is compensated as Chairman of HRH Construction via Starrett Consulting, L.L.C., which is funded by HRH Construction. Blackacre is an affiliate, through common management and control, of Madeleine, LLC, previously a senior lender to the Company, and presently a 31.7% owner of the Company's common stock. The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH Construction and a member of TIG. TIG is a 7.4% shareholder of the Company. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from HRH Construction, plus an additional fee may be earned in certain circumstances. In the last fiscal year, DualStar has been awarded no new work from HRH Construction. High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

(e) CMA leases 2,000 square feet of office space, rent-free from Diversified Mechanical Associates, Inc., an affiliate of HRH Construction, at 200 Marine Street, Farmingdale, NY 11735. The lease started in July 2004. ICE leases space, rent-free from HRH Construction, at 50 Main Street, White Plains, NY 10606. The lease started in August 2004.

(f) ICE received a $100,000 loan from HRH Construction in November 2003. The loan is unsecured, due on demand, and bears no interest.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. As of June 30, 2004, the Company had no debt. On August 20, 2004, High-Rise entered into a $2 million loan agreement with Gary Segal (described in Item 1 under the subcaption "Overview"), with an interest rate of 5.5% per annum, adjustable on the first day of each month commencing October 1, 2004 to one point above the then prime rate. The floating-rate debt is not likely to have its fair value adversely affected if interest rates increase or decrease; and if it is affected, the amount is not expected to be material. The Company's cash is primarily invested in an institutional money market mutual fund. The Company does not have any derivative financial instruments as of June 30, 2004. The Company believes that the interest rate risk associated with its investments is not material to the results of operations of the Company.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements following Item 15 herein.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



ITEM 9A - CONTROLS AND PROCEDURES


Based on an evaluation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report, the Company's Chief Executive Officer and Chief Financial Officer have determined that the Company's disclosure controls as procedures as of June 30, 2004 are effective. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fourth fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

However, in July and August, 2004, several of DualStar's subsidiaries relocated offices. The Company and remaining subsidiaries relocated their offices in September 2004. The moves and their related disruptions, along with a significant decrease in cash flow, caused a significant increase in workload on the Company's accounting department, which in turn led to a disruption in the Company's disclosure controls and procedures.

As a consequence of these disruptions, the Company was unable to complete its work on the Annual Report in a timely manner to, in turn, enable the Company's auditors to complete their audit prior to the filing deadline for the Company's Annual Report on Form 10-K.

To rectify the situation, the Company utilized the services of its former Chief Accounting Officer to oversee and coordinate the Company's financial reporting in conjunction with the current Chief Accounting Officer. Furthermore, the Company has strengthened its existing controls to manage the now physically separated subsidiaries. The Company believes it has addressed its controls and procedures issues and believes the remedial action taken has mitigated the noted issues. As a result, the Company is confident that its financial statements for the year ended June 30, 2004 fairly present, in all material respects, its financial condition and results of operations. The Company will continue to evaluate the effectiveness of its controls and procedures on an on-going basis and will take further remedial corrective action as appropriate.

ITEM 9B - OTHER INFORMATION

None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning each of the Company's directors and executive officers:



      NAME            AGE    POSITION WITH THE COMPANY

Gregory Cuneo          45    President, Chief Executive Officer and Director
Raymond Steele         69    Director(1)(2)
Robert Birnbach        39    Executive Vice President and Chief Financial
                             Officer
Michael Giambra        39    Vice President and Chief Accounting Officer
Ronald Fregara         55    President of CMA & Vice President of DualStar
Stephen Yager          52    Vice President of CMA & Vice President & Secretary
                             of DualStar
Barry Halpern          52    President of High-Rise & Vice President of
                             DualStar
Nicholas Ahel          61    Vice President of High-Rise & Vice President of
                             DualStar
Peter Aiello           44    President of ICE & of BMS and Vice President &
                             Assistant Secretary of DualStar


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


Gregory Cuneo has been President and Chief Executive Officer of DualStar since the Company was founded in August 1994. He has also served as a director since August 1994 and served as Chairman of DualStar from December 1998 until February 2000. From August 1999 to November 2002, Mr. Cuneo was (non-Director) Chairman of Starrett Corporation, an affiliate of Blackacre. Mr. Cuneo is also Chairman of HRH Construction. HRH Construction was an affiliate of Starrett Corporation until September 2003, and remains an affiliate of Blackacre. Blackacre is an affiliate of Madeleine, LLC, previously a senior lender to the Company (described above in Item 1 - Business, under the subcaption "Overview"). Mr. Cuneo and Mr. Birnbach are first cousins. Mr. Brad Singer is president of HRH Construction and a member of Technology Investors Group, LLC ("TIG"). TIG is a 7.4% shareholder of the Company.

Raymond L. Steele, a retired businessman, has been a director of DualStar since December 1998. Mr. Steele is also a director of American Bank Note, Globix Corp., Motient Corp., and Horizon Offshore, Inc. He chairs the audit committees of DualStar and Globix and also serves on the audit committee of Motient and American Bank Note. From August 1997 until October 2000, Mr. Steele served as a board member of Video Services Corp. Prior to his retirement, Mr. Steele held various senior positions such as Executive Vice President of Pacholder Associates, Inc. (from August 1990 until September 1993), Executive Advisor at the Nickert Group (from 1989 through 1990), and Vice President, Trust Officer and Chief Investment Officer of the Provident Bank (from 1984 through 1988).

Robert Birnbach, a founder of the Company, has been Chief Financial Officer of DualStar since December 1996 and Executive Vice President since July 1999. He was a member of DualStar's board of directors from September 1999 until February 2000 and Secretary from February 2000 until July 2003. From December 1996 until July 1999, Mr. Birnbach served as Vice President of DualStar and from August 1994 until December 1996, he was DualStar's Director of Corporate Development/Mergers & Acquisitions. Mr. Birnbach was President and Chief Executive Officer and a member of the board of directors of Starrett Corporation, an affiliate of Blackacre and Cerberus, from January 2000 until November 2000. He was also a member of the board of directors of HRH Construction Corp., an affiliate of Starrett, Cerberus and Blackacre, from January 2000 until November 2000. Prior to joining DualStar, Mr. Birnbach was an advisor with the financial advisory and consulting firm of Coopers & Lybrand from 1991 to August 1994.

Michael Giambra has been Chief Accounting Officer of DualStar since January 2003 and Vice President of DualStar since July 2003. He has been Controller of DualStar since October 2002. He was Controller of DualStar's construction segment from May 2000 to October 2002. Prior to joining the Company, Mr. Giambra was a controller with the Weeks Lerman Group from April 1999 to May 2000. He worked as a certified public accountant prior to April 1999.

Ronald Fregara, a founder of the Company, has been Vice President of DualStar since July 2003. He served as an Executive Vice President of DualStar from December 1996 until February 2000, and initially served as a Vice President of DualStar from August 1994 until December 1996. Mr. Fregara has been President of CMA since December 1996. Mr. Fregara was a member of DualStar's board of directors from August 1994 until February 2000.

Stephen Yager, a founder of the Company, has been Vice President and Secretary of DualStar since July 2003. He served as an Executive Vice President of DualStar from August 1994 until February 2000, and initially served as Secretary of DualStar from August 1994 until February 2000. Mr. Yager was the Company's Chief Financial Officer from August 1994 until November 1996. Mr. Yager has been Vice President of CMA since December 1996. Mr. Yager was a member of DualStar's board of directors from August 1994 until February 2000.

Barry Halpern has served as President of High-Rise since July 1995 and Vice President of DualStar since July 2003.

Nicholas Ahel has served as Vice President of High-Rise since July 1995 and Vice President of DualStar since July 2003.

Peter Aiello has served as President of ICE since August 1996 and President of BMS since July 2000. He has been Vice President and Assistant Secretary of DualStar since July 2003.

The Board of Directors of the Company determined that Raymond L. Steele, the audit committee member, has the requisite attributes of an "audit committee financial expert" as defined by regulations promulgated by the Securities and Exchange Commission and that such attributes were acquired through relevant education and experience. The Board has also determined that Mr. Steele is "independent" as defined by Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

The Company has adopted a code of ethics for senior officers, including its chief executive officer, chief financial officer and chief accounting officer. Such code is annexed as an exhibit to this Annual Report on Form 10-K.

The Board has codified its informal practices with regard to how stockholders may recommend nominees to the Company's Board. A stockholder wishing to recommend a person for consideration as a potential candidate for election to the Board of Directors may do so by sending a written communication to the Board in care of the Secretary of the Corporation at 47-25 34th Street, Long Island City, New York 11101. Any submission to the Board must include (a) a written statement signed by the potential candidate confirming that he or she wishes to be considered as a candidate and would be willing and able to serve as a Director if elected, and (b) a writing signed by the stockholder that includes sufficient information and specificity to (i) enable the Board to confirm the writer's status as a stockholder of the Corporation and (ii) allow the Board to evaluate the potential candidate.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information concerning the compensation paid or awarded for each of DualStar's last three completed fiscal years to DualStar's Chief Executive Officer and its four most highly compensated officers (collectively, the "Named Executives") for the year ended June 30, 2004.


                                                                                             LONG TERM
                                                               ANNUAL COMPENSATION          COMPENSATION
                                                        --------------------------------- -----------------
                   (a)                         (b)            (c)              (d)              (g)               (i)
                                                                                             SECURITIES
                                                                                             UNDERLYING        ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR              SALARY           BONUS      OPTIONS (#)     COMPENSATION(1)
                                              ----                                          -----------     ---------------
Gregory Cuneo                                 2004            $275,000           $25,000         -               $4,038
Chief Executive Officer                       2003            $275,000           $25,000         -               $4,038
                                              2002            $275,000           $25,000         -               $4,038

Barry Halpern                                 2004            $260,000          $      0         -               $1,954
President - High-Rise                         2003            $260,000          $583,140         -               $1,954
                                              2002            $260,000          $379,167         -               $1,954

Nicholas Ahel                                 2004            $260,000          $      0         -               $1,652
Vice President - High-Rise                    2003            $260,000          $583,140         -               $1,652
                                              2002            $260,000          $379,167         -               $1,652

Ronald Fregara                                2004            $235,000           $25,000         -               $5,861
President - CMA                               2003            $235,000           $25,000         -               $5,861
                                              2002            $235,000           $25,000         -               $5,861

Stephen Yager                                 2004            $235,000           $25,000         -               $6,371
Vice President - CMA                          2003            $235,000           $25,000         -               $6,371
                                              2002            $235,000           $25,000         -               $6,371


(1) Includes the value of personal benefits, such as disability insurance, automobile expenses and/or director fees, pursuant to each officer's employment agreement. See Employment Agreements.

COMPENSATION OF DIRECTORS

Directors of the Company are paid an annual fee up to $25,000 and may also be eligible for fees of up to $1,000 per board meeting attended in person, and $600 per telephonic meeting or committee meeting (regardless of attendance in person or by telephone), plus, in all cases, reimbursement of out-of-pocket expenses. In fiscal 2004, the Company paid no director fees to Messrs. Cuneo and Steele.

OPTION GRANTS IN LATEST FISCAL YEAR

No stock options were granted to any of the Named Executives during fiscal year 2004.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

None of the five Named Executives in the Summary Compensation Table above had outstanding options to purchase DualStar Common Stock as of the end of the fiscal year ended June 30, 2004. In connection with the Madeleine Loan extinguishment (described above in Item 1 - Business, under the subcaption "Overview"), the Named Executives, and certain other officers and management employees surrendered their options to purchase an aggregate of 2,248,000 shares of common stock and DSTR Warrant Co., LLC, an affiliate of Madeleine, terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval of certain items to effect such grants.

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

In connection with Robert Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of his employment agreement, Mr. Birnbach agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement provides that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. In addition, Mr. Birnbach has the right to receive insurance coverage, bonuses and other benefits at an amount and rate no less than that of other senior executive officers of the Company. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

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

Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2004, 674,067 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal year 2004.

The 1994 Plan has expired. Accordingly, new grants may not be made under the 1994 Plan. If the Company adopts a new plan, it will be presented to the shareholders for necessary approvals.

401(K) PLAN

The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in
Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to 15% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash of DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the year ended June 30, 2004, DualStar made no contribution to the plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No Compensation Committee interlock relationship existed during the fiscal year ended June 30, 2004.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of DualStar Common Stock as of October 4, 2004 by each stockholder of the Company who, based on public filings, is known to the Company to be the beneficial owner of more than 5% of DualStar Common Stock.



         NAME AND ADDRESS OF           AMOUNT AND NATURE OF
          BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)  PERCENT OF CLASS
------------------------------------ ------------------------- -----------------
Stephen Feinberg(2)
299 Park Avenue, 22 Floor
New York, NY 10171                      7,659,899                    31.7%

Technology Investors Group, LLC(3)
560 Sylvan Way
Englewood Cliffs, NJ 07632              1,791,000                     7.4%

Lawrence Roman(4)
C/o WDF, Inc.
30 N. MacQuenten Pkwy.
Mt. Vernon, NY 10550                    1,267,400                     5.2%

(1) The percentage ownership calculation for each beneficial owner has been made on the basis of the amount of outstanding shares of the Company's Common Stock as of October 4, 2004.

(2) Based upon a Schedule 13 D/A, filed with the Securities and Exchange Commission on October 27, 2003, by Mr. Feinberg, as the individual who possesses sole power to vote and direct the disposition of all shares of Common Stock held by Madeleine, LLC (the holder of the Company's Common Stock).

(3) Based upon a Schedule 13D/A filed with the Securities and Exchange Commission on January 11, 2001, by Technology Investors Group, LLC ("TIG"), and its three members, Messrs. Brad C. Singer and Lloyd I. Miller, III, and Ms. Frieda R. Tydings.

(4) Based upon a Schedule 13D filed with the Securities and Exchange Commission on May 15, 2002, reflecting 1,267,400 shares of the Company's Common Stock held by Lawrence Roman, of which 140,300 shares are beneficially owned by the Lawrence Roman IRA.


The following table sets forth certain information with respect to beneficial ownership of DualStar Common Stock as of October 4, 2004 by all directors and all Named Executives identified in the Summary Compensation Table above in Item 11 - Executive Compensation, individually, and by all directors and all executive officers of DualStar as a group.



                                      AMOUNT AND NATURE OF     PERCENT OF
          BENEFICIAL OWNER            BENEFICIAL OWNERSHIP       CLASS
------------------------------------- ---------------------- ---------------
Gregory Cuneo                                 435,000(1)           1.8%
Raymond Steele                                115,000(2)             *
Ronald Fregara                                435,000(1)           1.8%
Stephen Yager                                 435,000(1)           1.8%
Barry Halpern                                 ---           *
Nicholas Ahel                                 ---           *
All directors and executive
officers as a group (9 persons)            1,423,000(3)            5.9%

* Less than 1%.

(1) Consists of 435,000 shares of Company common stock.
(2) Consists of options granted under the Plan, exercisable within 60 days of October 4, 2004.
(3) Consists of (i) options to purchase 115,000 shares of Company common stock granted under the Plan, exercisable within 60 days of October 4, 2004, and (ii) 1,308,000 shares of Company common stock.

The Company maintains the 1994 Plan pursuant to which it may grant equity awards to eligible persons. The 1994 Plan is described in this Item, under the subcaption "The 1994 Stock Option Plan", and in the table more fully below.


--------------------------- ------------------------- -------------------------- ------------------------------------
                                      (a)                        (b)                              (c)
--------------------------- ------------------------- -------------------------- ------------------------------------
                            Number of securities to       Weighted-average         Number of securities remaining
                            be issued upon exercise       exercise price of      available for future issuance under
                            of outstanding options,     outstanding options,     equity compensation plans (excluding
Plan category                  warrants and rights       warrants and rights      securities reflected in column (a))
--------------------------- ------------------------- -------------------------- ------------------------------------
Equity compensation                3,086,533                    $2.78                          413,467
plans approved by
security holders
--------------------------- ------------------------- -------------------------- ------------------------------------
Equity compensation plans
not approved by security                   0                      N/A                                0
holders
--------------------------- ------------------------- -------------------------- ------------------------------------
Total                              3,086,533                    $2.78                          413,467
--------------------------- ------------------------- -------------------------- ------------------------------------


In addition, subject to stockholder approval, the Company granted warrants to purchase 750,000, 625,000, 200,000 and 200,000 shares of Company common stock to TechOne, TIG, Gregory Cuneo and Robert Birnbach, respectively. Exercise price of the warrants granted to TechOne and TIG $4.06. Exercise price of the warrants granted to Gregory Cuneo and Robert Birnbach is $6.50. The Company has no present plan to hold a stockholder meeting for the purpose of seeking approval for the warrants.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TechOne, a private consulting and investment firm of which Jared E. Abbruzzese, a former director of the Company, was a principal, holds Class D Warrants to purchase 375,000 shares of Company Common Stock. The Class D Warrants are subject to stockholder approval and other conditions and were granted on April 13, 2000. TechOne provided consulting services to the Company from August 12, 1999 until June 30, 2001. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(b) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to TIG on April 13, 2000. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(c) At June 30, 2004, the Company had outstanding loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000 respectively. Also at June 30, 2004, the Company had an outstanding loan from Mr. Fregara in the amount of $45,000.


         (i) An original loan to Mr. D'Onofrio of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by Mr. D'Onofrio in the prior periods and a promissory note was signed by Mr. D'Onofrio for the remaining loan balance of $96,000. The note bears an interest rate of 7.75% per annum and is due in August 2006.

          (ii) The $60,000 loan to Mr. Cuneo is due on demand, with an interest rate of 7.75% per annum.

          (iii) The $45,000 loan from Mr. Fregara is due on demand with no stated interest rate.

(d) For the fiscal years ended June 30, 2004, 2003, and 2002, approximately 35.5%, 17.1%, and 0.2% of the Company's total revenues were derived from jobs with HRH Construction. Mr. Cuneo is also the Chairman of HRH Construction and Mr. Brad Singer, President of HRH Construction, is a member of TIG.

From August 1999 to November 2002, Mr. Cuneo was (non-Director) Chairman of Starrett Corporation, an affiliate of Blackacre. HRH Construction was an affiliate of Starrett Corporation until September 2003, and remains an affiliate of Blackacre. Mr. Cuneo is a 50% member of Starrett Consulting, L.L.C. and is compensated as Chairman of HRH Construction via Starrett Consulting, L.L.C., which is funded by HRH Construction. Blackacre is an affiliate, through common management and control, of Madeleine, LLC, previously a senior lender to the Company, and presently a 31.7% owner of the Company's common stock. (described above in Item 1 - Business, under the subcaption "Overview"). The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH Construction and a member of TIG. TIG is a 7.4% shareholder of the Company. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from HRH Construction, plus an additional fee may be earned in certain circumstances. In the last fiscal year, DualStar has been awarded no new work from HRH Construction. High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

(e) CMA leases 2,000 square feet of office space, rent-free from Diversified Mechanical Associates, Inc., an affiliate of HRH Construction, at 200 Marine Street, Farmingdale, NY 11735. The lease started in July 2004. ICE leases space, rent-free from HRH Construction, at 50 Main Street, White Plains, NY 10606. The lease started in August 2004.

(f) ICE received a $100,000 loan from HRH Construction in November 2003. The loan is unsecured, due on demand, and bears no interest.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the fiscal years ended June 30, 2004 and June 30, 2003, aggregate fees for services provided by independent accountants, were as follows:

                                     Fiscal year      Fiscal year
                                     Ended            Ended
                                     June 30, 2004    June 30, 2003
                                     -------------    -------------

Audit fees                              $57,500          $52,500
Audit-related fees                       38,200           22,500
Tax fees                                 25,000           27,500
All other fees                           12,250               --
                                       --------           ------
                                       $132,950         $102,500

Audit-related services provided were the review 10Q and S8 filings.
Tax services provided were preparation of federal and state consolidated income tax returns.
Other services provided were the review of financial statements as of October 31, 2003.

The audit committee pre-approves all non-audit fees paid to the accountant.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A) DOCUMENTS FILED AS PART OF THIS REPORT:

     1.  All financial statements
     2. Financial statement schedules required to be filed by item 8 of the form and by paragraph (c) below. See the Index to Financial Statements appearing on page F-1 of this Report following this Item 15. No financial statement schedules are included in this Report.
     3. Exhibits required by item 601 of Regulation S-K and by paragraph (b) below.

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
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. (6)
10.18    Global Bonding general agreement of indemnity. (7)
10.19 Securities Purchase Agreement by and among Dualstar Technologies Corporation and Madeleine, L.L.C., dated October 27, 2003. (8)
10.20 Bargain and Sale Deed, dated October 27, 2003, by and between Property Control, Inc. and 11-30 47th Avenue Company LLC. (8)
10.21 Registration Rights Agreement by and between Dualstar Technologies Corporation and Madeleine, L.L.C. dated October 27, 2003. (8)
10.22    Form of Agreement to Surrender Options. (8)
10.23 Warrant Termination Agreement by and between DSTR Warrant Co., LLC and DualStar Technologies Corporation, dated October 27, 2003. (8)
10.24    Promissory Note by High-Rise Electric, Inc. to Gary Segal, dated
         August 20, 2004. (9)
10.25 Security Agreement by and between High-Rise Electric, Inc. and Gary Segal, dated August 20, 2004. (9)
10.26 Guaranty Agreement by and between DualStar Technologies Corporation and Gary Segal, dated August 20, 2004. (9)
10.27 Pledge Agreement by and between DualStar Technologies Corporation and Gary Segal, dated August 20, 2004. (9)
14       DualStar Technologies Corporation Code of Business Conduct and
         Ethics(10)
21.1     Subsidiaries of the Registrant.(10)
23.1     Consent of Grassi & Co., CPAs, P.C. (10)
31.1     Rule 13a-14(a)/15d-14(a) Certification. (10)
31.2     Rule 13a-14(a)/15d-14(a) Certification. (10)
32.1     Section 1350 Certification. (10)
32.2     Section 1350 Certification. (10)


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

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 000-25552) for the period ended June 30, 2003.

(8) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) Filed on November 12, 2003.

(9) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 26, 2004.

(10) Attached hereto.

(B) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

The exhibits listed under (a)(2) of this Item 15 are filed with this Report.

(C) FINANCIAL STATEMENT SCHEDULES REQUIRED BY REGULATION S-X WHICH ARE EXCLUDED FROM THE COMPANY'S ANNUAL REPORT TO SHAREHOLDERS FOR THE FISCAL YEAR ENDED JUNE 30, 2004

None.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE



Report of Independent Certified Public Accountants...........       F-2
Financial Statements
    Consolidated Balance Sheets...............................      F-3
    Consolidated Statements of Operations.....................      F-4
    Consolidated Statement of Shareholders' Equity (Deficit)..      F-5
    Consolidated Statements of Cash Flows.....................   F-6 --  F-7
    Notes to Consolidated Financial Statements................   F-8 -- F-27

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors and Shareholders DualStar Technologies Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of DualStar Technologies Corporation and Subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DualStar Technologies Corporation and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting standards generally accepted in the United States of America. Certain prior year amounts in the balance sheet, statement of cash flows and notes to consolidated financial statements have been reclassified to conform to the current year's presentation.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully discussed in Note B to the financial statements, the Company has current and prior operating losses and an inability to obtain a sufficient amount of new work. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GRASSI & CO., CPAs, P.C.

Lake Success, New York
October 26, 2004

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                              JUNE 30,
                                                                                              --------
                                                                                         2004           2003
                                                                                         ----           ----
                                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................................   $    435,857    $  3,055,255
  Accounts receivable -- net of allowance for doubtful accounts
    of $445,000 and $420,000 in 2004 and 2003, respectively .....................     14,683,529      16,122,535
  Retainage receivable ..........................................................      4,246,292       3,049,667
  Loan receivable-officers.......................................................         65,000          65,000
  Costs and estimated earnings in excess of billings on
    uncompleted contracts .......................................................      2,684,185         768,409
  Assets held for sale ..........................................................           --           483,756
  Prepaid expenses and other current assets .....................................         32,958          59,580
                                                                                    ------------    ------------
    Total Current Assets ........................................................     22,147,821      23,604,202
  Property and equipment -- net of accumulated
    depreciation and amortization ...............................................         82,244       1,144,282
Other assets:
  Note receivable from employee..................................................         96,243          96,243
  Contract receivables - non current.............................................        944,706         944,706
  Other .........................................................................         69,369         431,363
                                                                                    ------------    ------------
    Total Assets ................................................................   $ 23,340,383    $ 26,220,796
                                                                                    ============    ============

                                               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable ..............................................................   $ 14,459,325    $  5,466,501
  Loan payable-officer...........................................................         45,000            --
  Senior secured promissory note payable ........................................           --        16,827,583
  Billings in excess of costs and estimated earnings on
    uncompleted contracts .......................................................        860,162       2,788,820
  Liabilities held for sale .....................................................           --            52,575
  Accrued loss on uncompleted contracts..........................................        825,466              --
  Accrued expenses and other current liabilities ................................      3,807,133       4,521,913
                                                                                    ------------    ------------
    Total Current Liabilities ...................................................     19,997,086      29,657,392
                                                                                    ------------    ------------
    Total Liabilities ...........................................................     19,997,086      29,657,392
                                                                                    ------------    ------------
Commitments and contingencies
SHAREHOLDERS' EQUITY (DEFICIT):
  Common stock -- par value, $.01 per share; 25,000,000 shares authorized;
    24,161,467 and 16,501,568 shares issued and outstanding in 2004
    and 2003, respectively.......................................................        241,615         165,016
  Additional paid-in capital ....................................................     51,854,613      41,832,721
  Accumulated deficit............................................................    (48,752,931)    (45,434,333)
                                                                                    ------------    ------------
    Total Shareholders' Equity (Deficit).........................................      3,343,297      (3,436,596)
                                                                                    ------------    ------------
    Total Liabilities and Shareholders' Equity (Deficit).........................   $ 23,340,383    $ 26,220,796
                                                                                    ============    ============

        The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                YEARS ENDED JUNE 30,
                                                                --------------------
                                                        2004            2003            2002
                                                        ----            ----            ----
Revenues earned ................................   $ 71,178,555    $ 59,824,031    $ 77,884,995
Cost of revenues earned   ......................     72,466,734      48,985,163      68,783,066
                                                   ------------    ------------    ------------
Gross (loss) margin ............................     (1,288,179)     10,838,868       9,101,929
                                                   ------------    ------------    ------------
Operating expenses:
  General and administrative expenses  .........      6,338,848       9,046,591       7,846,479
  Depreciation and amortization ................        111,876         277,691         307,648
                                                   ------------    ------------    ------------
    Total operating expenses ...................      6,450,724       9,324,282       8,154,127
                                                   ------------    ------------    ------------
Operating income (loss) ........................     (7,738,903)      1,514,586         947,802
Other income (expense):
  Interest income ..............................          1,506          28,301         152,808
  Interest expense .............................       (858,011)     (1,870,592)     (1,820,772)
  Gain on disposition of property & equipment
     (Note A)...................................      5,355,279            --              --
  Loss on sale of marketable securities ........           --              --          (337,500)
                                                   ------------    ------------    ------------
Other income (expense) -- net ..................      4,498,774      (1,842,291)     (2,005,464)
                                                   ------------    ------------    ------------
Loss before provision (benefit) for income taxes     (3,240,129)       (327,705)     (1,057,662)
Provision (benefit) for income taxes
  Current tax provision (benefit) ..............         11,092         (16,007)         80,325
  Deferred tax provision .......................           --              --         1,076,000
                                                   ------------    ------------    ------------
Loss from continuing operations.................     (3,251,221)       (311,698)     (2,213,987)
                                                   ------------    ------------    ------------
Discontinued operations
  Loss from discontinued communications business         67,377       2,778,807       7,369,416
  Income tax (benefit) .........................           --              --              --
                                                   ------------    ------------    ------------
Loss from discontinued operations ..............         67,377       2,778,807       7,369,416
                                                   ------------    ------------    ------------
Net loss........................................   $ (3,318,598)   $ (3,090,505)   $ (9,583,403)
                                                   ============    ============    ============
Basic and diluted loss per share:
  Loss from continuing operations...............         $(0.15)         $(0.02)         $(0.13)
  Loss from discontinued operations ............         $(0.00)         $(0.17)         $(0.45)
  Net loss per share............................         $(0.15)         $(0.19)         $(0.58)
  Weighted average shares outstanding ..........     21,691,882      16,501,568      16,501,568

        The accompanying notes are an integral part of these statements.


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                    YEARS ENDED JUNE 30, 2004, 2003 AND 2002



                                                 COMMON STOCK              ADDITIONAL
                                                 ------------               PAID-IN
                                              SHARES         AMOUNT         CAPITAL
                                              ------         ------         -------
Balance -- June 30, 2001 ................    16,501,568     $165,016      $41,575,421
Net loss for the year ended
  June 30, 2002
Other comprehensive loss:
  Unrealized holding loss on marketable
  securities arising during the year
  Reclassification adjustment for losses
  included in net income

Comprehensive loss

Balance -- June 30, 2002 ................    16,501,568      165,016       41,575,421
Net loss for the year ended
  June 30, 2003
Adjustment to recurring elimination
  entry for investments in subsidiaries .                                     257,300
                                                                          -----------
Balance -- June 30, 2003 ................    16,501,568      165,016       41,832,721
Net loss for the year ended
  June 30, 2004
Shares of common stock issued in
  consideration of debt reduction             7,659,899       76,599       10,021,892
                                             ----------    ----------     -----------
Balance - June 30, 2004  ................    24,161,467     $241,615      $51,854,613
                                             ==========    ==========     ===========



                                                                 ACCUMULATED
                                                ACCUMULATED     COMPREHENSIVE
                                                  DEFICIT           LOSS         TOTAL
                                                -----------         ----         -----
Balance -- June 30, 2001 ...................  $(32,760,425)     $(202,500)   $8,777,512
Net loss for the year ended
  June 30, 2002 ............................    (9,583,403)                  (9,583,403)
Other comprehensive loss:
  Unrealized holding loss on marketable
  securities arising during the year .......                      540,000       540,000
  Reclassification adjustment for losses
  included in net income ...................                     (337,500)     (337,500)
                                                                           ------------
Comprehensive loss .........................                                 (9,380,903)
                                                                           ------------
Balance -- June 30, 2002 ...................   (42,343,828)            --      (603,391)
Net loss for the year ended
  June 30, 2003 ............................    (3,090,505)                  (3,090,505)
                                               -----------                 ------------
Adjustment to recurring elimination entry
  for investments in subsidiaries ..........                                    257,300
                                                                           ------------
Balance -- June 30, 2003 ...................   (45,434,333)            --    (3,436,596)
Net loss for the year ended
  June 30, 2004 ............................    (3,318,598)            --    (3,318,598)
Shares of common stock issued in
  consideration of debt reduction..........          --                --    10,098,491
                                              ------------                 ------------
Balance - June 30, 2004  ...................  $(48,752,931)            --  $  3,343,297
                                              ============                 ============

         The accompanying notes are an integral part of this statement.



               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              YEARS ENDED JUNE 30,



                                                                            2004            2003            2002
                                                                            ----            ----            ----
Cash flows from operating activities:
  Net loss ..........................................................   $ (3,318,598)   $ (3,090,505)   $ (9,583,403)
  Adjustments to reconcile net loss to net cash provided by (used in)
    operating activities
    Depreciation and amortization ...................................        111,876         875,748       2,046,519
    Deferred income taxes ...........................................           --              --         1,076,000
    Impairment of fixed and intangible assets .......................           --           920,972       2,479,630
    (Gain) loss on sale of communications assets ....................           --          (115,580)        482,324
    Loss on sale of marketable securities ...........................           --              --           337,500
    (Gain) on disposition of property and equipment..................     (5,355,279)           --              --
    Accrued interest added to debt principal ........................        826,365       1,811,139       1,595,623
    Accrued legal fees added to debt principal ......................           --           166,144            --
      (Increase) decrease in assets, net of assets acquired
        Accounts receivable .........................................      1,439,006       9,182,266      (2,549,797)
        Retainage receivable ........................................     (1,196,625)        424,303         452,932
        Costs and estimated earnings in excess of billings on
          uncompleted contracts .....................................     (1,915,776)        531,206         (63,058)
        Prepaid expenses and other current assets ...................         10,803          (1,481)        392,402
        Other assets ................................................         (3,114)        (11,464)          4,120
      Increase (decrease) in liabilities, net of liabilities assumed
        Accounts payable ............................................      8,940,251      (6,731,085)        155,999
        Billings in excess of costs and estimated earnings on
          uncompleted contracts .....................................     (1,928,658)     (2,919,127)      2,135,787
        Accrued loss on uncompleted contracts........................        825,466            --              --
        Accrued expenses and other current liabilities ..............     (1,039,882)        977,468        (521,239)
                                                                        ------------    ------------    ------------
  Net cash provided by (used in) operating activities ...............     (2,604,165)      2,020,004      (1,558,661)
                                                                        ------------    ------------    ------------
Cash flows from investing activities:
  Capital expenditures ..............................................        (60,233)       (176,105)       (434,621)
  Proceeds from sale (purchase) of marketable securities ............           --              --           555,000
  Proceeds from sale of communications assets .......................           --           369,822         402,136
                                                                         ------------    ------------    ------------
  Net cash provided by (used in) investing activities ...............        (60,233)        193,717         522,515
                                                                        ------------    ------------    ------------
Cash flows from financing activities:
  Loan payable-officer...............................................         45,000            --              --
  Principal payments of loan and lease payables .....................           --              --          (115,771)
  Principal payment of mortgage payable .............................           --        (1,693,885)        (23,951)
                                                                        ------------    ------------    ------------

  Net cash provided by (used in) financing activities ...............         45,000      (1,693,885)       (139,722)
                                                                        ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents ................     (2,619,398)        519,836      (1,175,868)
Cash and cash equivalents at beginning of year ......................      3,055,255       2,535,419       3,711,287
                                                                        ------------    ------------    ------------

Cash and cash equivalents at end of year ............................   $    435,857    $  3,055,255    $  2,535,419
                                                                        ============    ============    ============


Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest ........................................................   $      5,236    $    127,517    $    164,053
    Income taxes ....................................................         28,555          48,207          19,549

        The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                    YEARS ENDED JUNE 30, 2004, 2003, AND 2002

NON-CASH INVESTING AND FINANCING TRANSACTIONS:

(1) The Company acquired marketable securities in March 2001 for $892,500. As of June 30, 2001, an unrealized loss on the Company's available-for-sale securities was $202,500 and had been reported as a component of shareholders' equity. The Company subsequently sold the securities in fiscal 2002 and the unrealized loss was reversed.

(2) The Company exchanged property and equipment for a $4,230,355 (principal plus accrued interest) reduction of the note payable to Madeleine in August 2003. The transaction resulted in a gain of $3,746,379.

(3) Interest capitalized was $826,365, $1,811,139, and $1,595,623 in fiscal 2004, 2003, and 2002 respectively.

(4) The Company exchanged real property for a $3,000,000 reduction of the Madeleine note in October 2003. The Company also exchanged 7,659,899 shares of common stock for a $10,098,491 reduction of the Madeleine note in October 2003. These transactions resulted in a net gain of $1,608,900.

The accompanying notes are an integral part of these statements.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

Background and Financial Statement Presentation

DualStar was incorporated in the State of Delaware on June 17, 1994. The construction-related subsidiaries of DualStar consist of Centrifugal/Mechanical Associates, Inc. (CMA), formed in June 1995, High-Rise Electric, Inc. (High-Rise), formed in July 1995, Integrated Controls Enterprises, Inc. (ICE), formed in August 1996, BMS Electric, Inc. (BMS), formed in July 2000, and Property Control, Inc. (PCI), formed in June 1995. The inactive communications-related subsidiaries of DualStar consist of OnTera, Inc. (OnTera) (formerly known as DualStar Communications, Inc.), formed in February 1996, and ParaComm, Inc. ("ParaComm"), acquired by DualStar in May 2000. The communications subsidiaries are wholly owned and inactive. DualStar wholly owns each subsidiary.

The Company historically has engaged in two business segments: construction and communications. The Company completed the discontinuance of its communications business in August 2003 and now only does construction-related business.

The accompanying financial statements for the years ended June 30, 2004, 2003 and 2002 reflect the consolidated operations of DualStar Technologies Corporation and subsidiaries (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

DualStar, through its wholly owned subsidiaries, operates electrical and mechanical construction-related businesses. The Company completed the discontinuance of its communications business in August 2003.

The Company is currently limited to pursuing new work that does not require the Company to provide payment and performance bonds. The Company's management is developing plans to streamline operations to obtain better profit margins on such non-bonded work. Moreover, the Company is considering plans to sell off additional assets or the Company may make other financial arrangements to arrive at a better financial position, which may help the Company's chances of securing a stable and credible bonding facility on continuing operations.

On November 8, 2000, the Company consummated a $12.5 million senior secured loan transaction with Madeleine (the "Madeleine Loan"). As a result of unpaid, accrued interest, the Madeleine Loan grew. The Company ultimately extinguished $17.3 million of indebtedness owed to Madeleine under the Madeleine Loan according to the following transactions:

(1) On August 1, 2003, the Company and its wholly owned subsidiary, ParaComm, consummated the sale to an affiliate of its then-senior lender, Madeleine, LLC ("Madeleine"), of substantially all of ParaComm's assets, pursuant to an Asset Purchase Agreement dated as of July 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisitions Corp. Such assets related to ParaComm's satellite television and private cable services business in Florida. The consideration for the sale was the reduction of $4.2 million (principal plus capitalized accrued interest) of the amount of a note of the Company to Madeleine. Madeleine is an affiliate of Blackacre Capital Management L.L.C. (through common management and control) and Cerberus Capital Management L.P. This transaction resulted in a gain of $3.7 million

(2) As of October 27, 2003, the Company owed Madeleine approximately $13.1 million that remained on the Madeleine Loan. As reported in the Company's Current Report on Form 8-K filed on November 12, 2003, the Company completed transactions by which the Company reduced to zero its indebtedness to Madeleine on October 27, 2003. To consummate that transaction, the Company and its wholly owned subsidiary Property Control, Inc. sold and conveyed to an affiliate of Madeleine certain real property in Long Island City, New York. The consideration for the sale was the reduction of $3 million principal amount of the Company's outstanding note to Madeleine. Also on October 27, 2003, the Company issued to Madeleine an aggregate of 7,659,899 shares of the Company's common stock. The issuance of such shares was in consideration of the reduction to zero of the Company's remaining indebtedness to Madeleine in the approximate aggregate amount of $10.1 million (principal plus accrued interest). These transactions resulted in a net gain of $1.6 million. The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and DSTR Warrant Co., LLC, an affiliate of

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

Madeleine, terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine, as record holder, currently owns approximately 31.7% of the total outstanding common stock of the Company. As provided in a Schedule 13D/A filed with the SEC, Mr. Stephen Feinberg is the beneficial owner of the shares held by Madeleine. Upon the consummation of the transactions with Madeleine and its affiliates (as noted above), which occurred on August 1, 2003 and on October 27, 2003, the Company no longer has any indebtedness to Madeleine. See Note F.

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

(5) IMPAIRMENT OF LONG-TERM ASSETS

On an ongoing basis, the Company reviews the valuation and amortization of long-term assets. As part of this review, the Company estimates the undiscounted future cash flow expected to be generated by the related assets to determine whether an impairment has occurred. In fiscal 2003, the carrying value of

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(8) RECLASSIFICATION

The Company completed the discontinuance of its communications business in August 2003. Accordingly the financial results of this business for the fiscal years ended June 30, 2004, 2003, and 2002 are presented as discontinued operations. Certain prior-year amounts in the Consolidated Balance Sheet, Statement of Cash Flows and Notes to Consolidated Financial Statements have been reclassified to conform to the current year's presentation.

(9) OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities classified as available-for-sale. The marketable securities were acquired in March 2001 for $892,500. As of June 30, 2001, the unrealized loss on the Company's available-for-sale securities was $202,500 and had been reported as a component of shareholders' equity. The Company subsequently sold the securities in fiscal 2002 and the unrealized loss was reversed. Comprehensive loss for the year ended June 30, 2002 was $9,380,903.

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact is significant to the Company's overall results of operations or financial position.

FASB Interpretation No. 46R:
In December 2003, the FASB issued revised Interpretation No. 46 ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51," which was originally issued in January 2003. FIN 46R requires an investor who absorbs the majority of the expected losses, receives a majority of its expected returns, or both, (primary beneficiary) of a variable interest entity ("VIE") to consolidate the assets, liabilities and results of operations of the entity. A variable interest entity is an entity in which the equity

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- COMPANY BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. FIN 46R, as amended, was applicable for public companies that have interests in VIE's or potential variable entities commonly referred to as special-purpose entities ("SPE's") for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for the periods ending after March 15, 2004. Interests held in VIE's created after January 31, 2003 are subject to the provisions of FIN 46R from the date of the Company's initial involvement with the entity. The Company believes the adoption of FIN 46R will not have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE B - GOING CONCERN

The Company incurred significant operating losses in the last several fiscal years. The Company completed the discontinuance of its communications business in August 2003. There can be no assurance that the construction related businesses will attain or sustain profitability or positive cash flow from future operations. If the Company does not effectively manage its working capital, it may need to implement additional cost containment measures, seek additional financing, and/or seek to renegotiate its contractual obligations. Given the current U.S. economic climate and market conditions and the financial condition of the Company, there is a substantial likelihood that the Company will be unable to raise additional funds on terms satisfactory to it, if at all, to fund any future operating losses that may occur through the operation of the construction businesses. This uncertainty may create a concern among the Company's current and future customers and vendors as to whether it will be able to fulfill its contractual obligations. As a result, current and future customers may determine not to do business with the Company, or only do so on less favorable terms, which would cause the Company's revenues to decline. Employee concern about the future of the business and their continued prospects for employment may cause them to seek employment elsewhere, depriving the Company of the human capital it needs to be successful. If the Company cannot raise additional funds for continuing operations or if the Company cannot obtain a sufficient amount of new work due to its inability to obtain surety bonds, the Company will likely be forced to cease operations. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note A.

NOTE C -- ACCOUNTS RECEIVABLE

Included in accounts receivable at June 30, 2004 and 2003, are unbilled receivables from completed contracts aggregating $101,027 and $314,448, respectively.

Retained contract receivables at June 30, 2004 and 2003 of approximately $4,246,000 and $3,050,000, respectively, include approximately $2,500,000 and $1,500,000, respectively, that is not expected to be collected within one year.

In 1999, the Company filed a claim of approximately $2,494,000 for costs incurred by the Company relating to specific items of additional work that the owner required the Company to perform. Included in accounts receivable is $944,706 relating to the claim, which represents contract costs attributable to the claim and the minimum amount expected to be recovered. In the opinion of the Company's counsel, the contract provides a legal basis to support the claim. It is at least reasonably possible that the estimated claim revenue for this contract will be further revised in the future. This receivable is reported as non current.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C - ACCOUNTS RECEIVABLE (CONTINUED)

The Company reduces its receivables by an allowance for future uncollectible accounts. The reconciliation of these balances is as follows:

Allowance for Doubtful Accounts:

                                                 YEARS ENDED
                                                 -----------
                                  JUNE 30,         JUNE 30,       JUNE 30,
                                    2004             2003           2002
                                    ----             ----           ----

Beginning Balance................ $420,000         $532,000       $586,000
Additions Charged to Expenses....   30,000               --        473,121
Deductions.......................   (5,000)        (112,000)      (527,121)
                                  --------         --------       --------

Ending Balance................... $445,000         $420,000       $532,000
                                  ========         ========       ========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

                                    JUNE 30,
                                    --------

                                                   2004                 2003
                                                   ----                 ----

Compensation.................................   $  419,850          $1,340,904
Current portion of lease payables............      980,765             655,664
Unearned revenues............................           --              49,874
Interest.....................................           --              60,000
Professional fees............................      350,950             381,500
Communication taxes payable..................      257,391             257,391
Employee benefits and union costs............      957,752             706,494
Commercial insurance.........................      294,675             681,903
Other........................................      545,750             388,183
                                                ----------          ----------
                                                $3,807,133          $4,521,913
                                                ==========          ==========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E -- PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                    JUNE 30,
                                    --------

                                                      2004             2003
                                                      ----             ----

Building and building improvements................. $      --      $1,627,669
Computer equipment.................................   516,273         639,753
Office furniture and equipment.....................    43,241         264,835
Automobiles........................................   327,024         299,134
Machinery and equipment............................    79,048          79,048
                                                   ----------      ----------

                                                      965,586       2,910,439
Less: accumulated depreciation and amortization....  (883,342)     (2,081,157)
                                                   ----------      ----------

                                                       82,244         829,282
Land...............................................        --         315,000
                                                   ----------      ----------

                                                   $   82,244      $1,144,282
                                                   ==========      ==========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F -- SHAREHOLDERS' EQUITY

On October 27, 2003, the Company issued to its then-senior lender, Madeleine, LLC ("Madeleine"), an aggregate of 7,659,899 shares of the Company's common stock. The Company also granted certain registration rights to Madeleine. In connection with the transaction, certain officers and management employees surrendered options to purchase an aggregate of 2,248,000 shares of common stock and DSTR Warrant Co., LLC, an affiliate of Madeleine, terminated warrants to purchase 3,125,000 shares of common stock. New options may be granted to management, subject to shareholder approval. Madeleine currently owns approximately 31.7% of the total outstanding common stock of the Company. See Note A (2).

NOTE G -- INCOME TAXES

Deferred income taxes reflect the impact of "temporary differences" between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws, and relate primarily to the net operating loss carryforward, allowance for doubtful accounts and accumulated depreciation.

Management believes that the Company will less than likely generate sufficient taxable earnings or utilize tax planning opportunities to realize any of the deferred tax benefits and, therefore, has recorded a full valuation allowance.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- INCOME TAXES (CONTINUED)

The following is a summary of the items giving rise to no deferred tax benefits at June 30, 2004 and 2003:

                                    JUNE 30,
                                    --------

                                               2004             2003
                                               ----             ----
Current
  Allowance for doubtful accounts.........  $  213,000      $   213,000
                                            ----------      -----------
Long-term
  Net operating loss carryforward.........  20,145,000       18,500,000
  Accumulated depreciation................      25,000          105,000
                                            ----------      -----------

                                            20,170,000       18,605,000
                                            ----------      -----------

Total deferred tax assets.................  20,383,000       18,818,000
Less valuation allowance..................  20,383,000       18,818,000
                                           -----------     ------------

Net deferred tax assets...................        --               --
                                           ===========     ============


 The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate to income (loss) before provision (benefit) for income taxes due to the following:

                                    JUNE 30,
                                    --------

                                    2004          2003            2002
                                    ----          ----            ----
Statutory federal income tax... $(1,118,000)   $(1,051,000)    $(2,865,000)
State and local income taxes...    (592,000)      (652,000)     (1,517,000)
Valuation allowance............   1,710,000      1,607,000       5,458,000
State capital taxes............      11,092         79,993          80,325
                                 ----------    -----------     -----------
                                 $   11,092    $   (16,007)    $ 1,156,325
                                 ==========    ===========     ===========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G -- INCOME TAXES (CONTINUED)

The Company has net operating loss carryforwards of approximately $40.3 million available for federal, state and local income tax purposes, expiring in the years 2011 to 2024. The Company's ability to utilize net operating loss carryforwards to offset future taxable income may be limited if the Company changes control as defined in Internal Revenue Code Section 382.

NOTE H -- COMMITMENTS AND CONTINGENCIES


     (1) The Company leases certain equipment and office space under operating leases. At June 30, 2004, minimum rental commitments under noncancellable operating leases are as follows:

    2005..................              $111,400
    2006..................                71,400
    2007..................                24,900
    2008..................                 2,000
    2009 and beyond.......                    --
                                      ----------

                                        $209,700
                                      ==========

     The Company entered into additional noncancellable operating leases subsequent to June 30, 2004. The minimum rental commitments under these subsequent events are as follows:

    2005..................              $125,900
    2006..................               131,700
    2007..................               130,700
    2008..................               128,000
    2009 and beyond.......               282,600
                                      ----------

                                        $798,900
                                      ==========

Equipment rent expense under operating leases for the years ended June 30, 2004, 2003 and 2002 was approximately $133,000, $124,000 and $135,000, respectively. Rent expense for fabrication shop space under an operating lease for the years ended June 30, 2004 and 2003, was $30,000 and $60,000, respectively. The Company began to incur office rent expense in September 2004, and ceased to be obligated under a lease agreement for fabrication shop space in January 2004.

(2) The Company contributes to multiemployer pension plans for employees covered by collective bargaining agreements. These plans are not administered by the Company and contributions are determined in accordance with provisions of the agreements. Information with respect to the Company's proportionate share of the excess, if any, of the actuarially computed value of vested benefits over the total of the pension plans' net assets is not available from the plans' administrators. For the years ended June 30, 2004, 2003 and 2002, the Company contributed $14.3 million, $10.6 million, and $13.3 million, respectively, for various union employee benefits, including pension benefit, and medical and workers' compensation insurance.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- COMMITMENTS AND CONTINGENCIES (CONTINUED)

(3) In connection with its construction-related businesses, the Company is contingently liable to sureties under a general indemnity agreement. The Company has agreed to indemnify the sureties for any payments made on contracts of suretyship, guarantee or indemnity. That is, on certain work at the request of the Company, the sureties provide a full guarantee of performance and/or payment to third parties in the form of a bond. If the sureties pay an amount to third parties pursuant to such bond, the Company is obligated to fully reimburse the sureties. There is no dollar amount limit on the amount of the indemnity provided to the sureties.

(4) In August 2001, OnTera, a wholly owned subsidiary of the Company, formerly in the telecommunications business, signed a promissory note and security agreement with a telecommunications equipment provider to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore the Company is in default of the agreement. In August 2002, such equipment provider filed suit claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. In April 2004 a civil judgment was awarded to plaintiff in New York State in the amount of $873,163. The judgment has not been satisfied. The network equipment had no useful value to the Company and has been disposed of.

(5) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities, and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleges breach of fiduciary duties and seeks to compel the Company to hold a shareholders' meeting for the election of directors. The complaint seeks injunctive relief and unspecified damages. Motions to dismiss have been filed by the Company and other defendants and are pending before the Court.

(6) In April 2003, a former employee of the Company commenced a lawsuit to recover damages for the alleged failure of the Company to honor options to purchase shares of the Company's common stock pursuant to the 1994 Stock Option Plan. Plaintiff seeks $462,500 in damages. Management has responded by vigorously contesting the claims. Trial is scheduled in this case for November 2004. At this time, we are unable to predict the likelihood of an unfavorable outcome in this case or the range of potential loss, if any, in the event of an unfavorable outcome.

(7) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers. The Company believes that the claims are covered under its liability policies and that no loss to the Company is probable. No provision for such claims has been made in the accompanying consolidated financial statements.

NOTE I -- RELATED PARTY TRANSACTIONS

(1) TechOne Capital Group LLC ("TechOne"), a private consulting and investment firm of which Jared E. Abbruzzese, a former director of the Company, was a principal, holds Class D Warrants to purchase 375,000 shares of Company Common Stock. The Class D Warrants are subject to stockholder approval and other conditions and were granted on April 13, 2000. TechOne provided consulting services to the Company from August 12, 1999 until June 30, 2001. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(2) Subject to stockholder approval and other conditions, Class D Warrants to purchase 625,000 shares of Company Common Stock were granted to Technology Investors Group, LLC ("TIG") on April 13, 2000. TIG is a 7.4% shareholder of the Company. The Company has no present plan to hold a stockholders' meeting for the purpose of seeking stockholder approval for the Class D Warrants.

(3) At June 30, 2004, the Company had outstanding loans to Messrs. D'Onofrio and Cuneo in the amounts of $96,000 and $60,000 respectively. Also at June 30, 2004, the Company had an outstanding loan from Mr. Fregara in the amount of $45,000.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- RELATED PARTY TRANSACTIONS  (CONTINUED)

     (a) An original loan to Mr. D'Onofrio of $171,000 was due on demand, with an unstated interest rate. In September 2000, the loan amount was reduced by $75,000 to offset bonuses earned by Mr. D'Onofrio in prior periods and a promissory note was signed by Mr. D'Onofrio for the remaining loan balance of $96,000. The note bears an interest rate of 7.75% per annum and is due in August 2006. Mr. D'Onofrio is an employee of the Company.

     (b) The $60,000 loan to Mr. Cuneo is due on demand, with an interest rate of 7.75% per annum. Mr. Cuneo is the President and CEO of the Company.

     (c) The $45,000 loan from Mr. Fregara is due on demand with no stated interest rate. Mr. Fregara is a Vice President of the Company.

(4) For the fiscal years ended June 30, 2004, 2003, and 2002, approximately 35.2%, 17.1%, and 0.2% of the Company's total revenues were derived from jobs with HRH Construction. Mr. Cuneo is also the Chairman of HRH Construction and Mr. Brad Singer, President of HRH Construction, is a member of TIG.

From August 1999 to November 2002, Mr. Cuneo was (non-Director) Chairman of Starrett Corporation, an affiliate of Blackacre. HRH Construction was an affiliate of Starrett Corporation until September 2003, and remains an affiliate of Blackacre. Mr. Cuneo is a 50% member of Starrett Consulting, L.L.C. and is compensated as Chairman of HRH Construction via Starrett Consulting, L.L.C., which is funded by HRH Construction. Blackacre is an affiliate, through common management and control, of Madeleine, LLC, previously a senior lender to the Company, and presently a 31.7% owner of the Company's common stock. The remaining interest in Starrett Consulting, L.L.C. is held by Mr. Brad Singer, the President of HRH Construction and a member of TIG. TIG is a 7.4% shareholder of the Company. In exchange for various services, including management services, Starrett Consulting, L.L.C. receives an annual fee of $750,000 from HRH Construction, plus an additional fee may be earned in certain circumstances. In the last fiscal year, DualStar has been awarded no new work from HRH Construction. High-Rise is acting as a subcontractor to HRH Construction on a job for the Metropolitan Transportation Authority. High-Rise has experienced an estimated loss on this job of approximately $5 million, of which all of such loss is recognized in the fiscal year ended June 30, 2004. High-Rise and HRH Construction have not yet reached contract terms on this job.

(5) CMA leases 2,000 square feet of office space, rent-free from Diversified Mechanical Associates, Inc., an affiliate of HRH Construction, at 200 Marine Street, Farmingdale, NY 11735. The lease started in July 2004. ICE leases space, rent-free from HRH Construction, at 50 Main Street, White Plains, NY 10606. The lease started in August 2004.

(6) ICE received a $100,000 loan from HRH Construction in November 2003. The loan is unsecured, due on demand, and bears no interest.

NOTE J -- CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, marketable securities, trade accounts receivable and retainage receivable.

The Company maintains cash balances with large U.S. commercial banks. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The Company's balances may exceed this limit. At June 30, 2004, uninsured cash balances were approximately $0.2 million. The Company believes it is not exposed to any significant credit risk for cash.

The Company's construction customers, which are concentrated in the New York Metropolitan area, include various general contractors, real estate developers, hotels, governmental agencies, and subcontractors. For the year ended June 30, 2004, revenue from four customers (Bovis Lend Lease, Inc., HRH Construction, Rockrose Construction, and Newmark Construction) amounted to approximately 18%, 35%, 11%, and 10% of the Company's total revenues,

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS (CONTINUED)

respectively. For the year ended June 30, 2003, revenue from two customers (Bovis Lend Lease, Inc. and HRH Construction) amounted to approximately 37% and 17% of the Company's total revenues, respectively. For the year ended June 30, 2002, revenue from one customer (Bovis Lend Lease, Inc.) amounted to approximately 64% of the Company's total revenues. In addition, as of June 30, 2004, contract and retainage receivables from Bovis Lend Lease, Inc., HRH Construction, and Rockrose Construction amounted to approximately 24%, 29%, and 17% of the Company's total contract and retainage receivables, respectively. As of June 30, 2003, contract and retainage receivables from Bovis Lend Lease, Inc. and HRH Construction amounted to approximately 15% and 28% of the Company's total contract and retainage receivables, respectively. As of June 30, 2002, contract and retainage receivables from Bovis Lend Lease, Inc. amounted to approximately 52%. In addition, for the fiscal year ended June 30, 2002, approximately 0.2% of the Company's total revenues were derived from HRH Construction. DualStar's President and Chief Executive Officer is also the Chairman of HRH Construction. HRH Construction is an affiliate of Blackacre. Blackacre has a minority ownership interest in HRH. Blackacre is an affiliate, through common management and control, of Madeleine, LLC, previously a senior lender to the Company. The dependence on major customers subjects the Company to significant financial risks in the operation of its business should a major customer terminate, for any reason, its business relationship with the Company. In such event, the financial condition of the Company may be adversely affected and the Company may be required to seek additional financing.

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

Options under the 1994 Plan generally shall be exercisable for a term fixed by the Compensation Committee, not to exceed 10 years from date of grant, unless any such options are terminated earlier pursuant to the terms of the 1994 Plan. The total number of shares of Company Common Stock presently reserved for such Awards and available for distribution under the 1994 Plan is 3,500,000. As of June 30, 2004, 674,067 options were outstanding under the 1994 Plan. The outstanding options have exercise prices ranging from $0.75 to $10.25 per share. No stock options were exercised by any executive officer during fiscal year 2004.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                         2004              2003              2002
                                                         ----              ----              ----
Net loss                  As reported............   $(3,318,598)       $(3,090,505)      $(9,583,403)
                          Pro forma..............   $(3,689,551)       $(4,072,468)     $(10,588,836)
Basic and diluted loss    As reported............        $(0.15)            $(0.19)           $(0.58)
  per share               Pro forma..............        $(0.17)            $(0.25)           $(0.64)

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method, and shares available for conversion under the convertible note are included as if converted at the date of issuance. For the years ended June 30, 2004, 2003, and 2002, stock options and warrants have been excluded from the calculation of diluted loss per share as their effect would have been antidilutive.

This pro forma impact only takes into account options granted since July 1, 1994 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting periods. The fair market value of each option grant is estimated on the date of granting using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2004 and 2003: risk-free interest rate of approximately 5.0%, expected life of seven years, volatility of 100% and no dividend yield.

A summary of information relative to the Company's stock option plan follows:



                                                                  WEIGHTED
                                        NUMBER OF SHARES        AVERAGE PRICE
                                        ----------------        -------------
Outstanding at June 30, 2001.........      3,218,225                 $2.88
Forfeited in fiscal 2002.............       (127,025)                $5.10
                                           ---------
Outstanding at June 30, 2002.........      3,091,200                 $2.78
Forfeited in fiscal 2003.............       (154,133)                $4.21
                                           ---------
Outstanding at June 30, 2003.........      2,937,067                 $2.72
Forfeited in fiscal 2004.............     (2,263,000)                 2.62
                                           ---------
                                             674,067                 $3.03
                                           =========

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K -- STOCK OPTION PLAN (CONTINUED)

The following information applies to options outstanding and exercisable at June
30, 2004:


                                WEIGHTED-AVERAGE
                                      NUMBER     REMAINING CONTRACTUAL     WEIGHTED-AVERAGE           NUMBER
RANGE OF EXERCISE PRICES           OUTSTANDING        LIFE (YEARS)          EXERCISE PRICE         EXERCISABLE
------------------------           -----------        ------------          --------------         -----------
$0.75..........................       381,000             3.0                   $0.75                 381,000
$4.00..........................        95,000             4.1                   $4.00                  95,000
$5.25-$10.25...................       198,067             6.1                   $6.95                 198,067
                                   -----------                                                     -----------
                                      674,067                                                         674,067
                                   ===========                                                     ===========

NOTE L -- EMPLOYEE BENEFIT PLAN

The Company maintains a retirement savings plan, effective as of January 1995, in which eligible employees of the Company may elect to participate. The plan is an individual account plan providing for deferred compensation as defined in
Section 401(k) of the Internal Revenue Code, and is subject to, and intended to comply with, the Employee Retirement Income Security Act of 1974. Each eligible employee is permitted to defer receipt of up to the lesser of $12,000 or 100% of eligible compensation, subject to maximum statutory limits and nondiscrimination testing prescribed by the Internal Revenue Code. The Company may, in its discretion, match employee deferrals in cash or DualStar stock, or make discretionary profit sharing plan contributions in cash or DualStar stock, subject to current IRS limits and nondiscrimination testing. For the years ended June 30, 2004, 2003, and 2002, DualStar made no contribution to the plan.

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

Pursuant to the employment agreements, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary for the remainder of the scheduled term of employment and bonuses

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M -- EMPLOYMENT AGREEMENTS (CONTINUED)

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

In connection with Robert Birnbach's role as the Company's Executive Vice President, Chief Financial Officer and Secretary, the Company and Mr. Birnbach entered into an employment agreement dated June 7, 2000, but effective as of June 1, 1999. Under the terms of his employment agreement, Mr. Birnbach agreed to serve as Executive Vice President, Chief Financial Officer and Secretary of the Company at a current base salary of $220,000. Mr. Birnbach's agreement contemplates that he is eligible for a bonus of up to 50% of his annual base salary upon the achievement by the Company and Mr. Birnbach of performance targets agreed-upon by the Board of Directors and Mr. Birnbach. In addition, Mr. Birnbach has the right to receive insurance coverage, bonuses and other benefits at an amount and rate no less than that of other senior executive officers of the Company. Mr. Birnbach's annual base salary and bonus percentage may be increased, but not decreased by the Company's Board of Directors.

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

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N -- COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings on uncompleted contracts consist of the following:

                                    JUNE 30,
                                    --------

                                                   2004               2003
                                                   ----               ----

Costs incurred on uncompleted contracts.....   $64,553,754        $60,945,907
Estimated earnings (loss)...................    (1,020,710)        14,454,584
                                               -----------        -----------
                                                63,533,044         75,400,491
Less billings to date.......................    61,709,021         77,420,902
                                               -----------        -----------

                                               $ 1,824,023        $(2,020,411)
                                               ===========        ===========

Costs and estimated earnings on uncompleted contracts are included in the accompanying consolidated balance sheets as follows:


                                                                    JUNE 30,
                                                                    --------
                                                                2004          2003
                                                                ----          ----
Costs and estimated earnings in excess of billings on
  uncompleted contracts.....................................$ 2,684,185   $    768,409
Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................   (860,162)    (2,788,820)
                                                            -----------    -----------

                                                            $ 1,824,023   $ (2,020,411)
                                                            ===========   ============

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O -- UNAUDITED QUARTERLY DATA

                        SELECTED QUARTERLY FINANCIAL DATA
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          FOR THE QUARTER ENDED
                                                                          ---------------------

                                            SEP. 30,  DEC. 31,   MAR. 31,   JUN. 30,   SEP. 30,   DEC. 31,   MAR. 31,   JUN. 30,
                                              2002      2002       2003       2003       2003       2003       2004       2004
                                              ----      ----       ----       ----       ----       ----       ----       ----
Revenue earned net of
  discontinued operations ...............    14,097     14,173     14,838     16,716     16,221     20,329     16,209     18,420
Revenue earned from
  discontinued operations ...............       451        379        250        253         --         --         --         --
                                             ------     ------     ------     ------     ------     ------     ------     ------
Total revenue earned ....................    14,548     14,552     15,088     16,969     16,221     20,329     16,209     18,420
                                             ------     ------     ------     ------     ------     ------     ------     ------
Gross profit net of
  discontinued operations ...............     1,796      2,338      3,579      3,126      2,422      2,039        291     (6,040)
Gross profit from
  discontinued operations ...............       251        194          6         25        (64)        --         --         --
                                             ------     ------     ------     ------     ------     ------     ------     ------
Total gross profit ......................     2,047      2,532      3,585      3,151      2,358      2,039        291     (6,040)
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net income (loss) from
  continuing operations .................      (338)      (485)       642       (131)     4,250      1,628     (1,251)    (7,848)
Net income (loss) from
  discontinued operations ...............      (650)    (1,043)      (464)      (622)      (125)        --         --         58
                                             ------     ------     ------     ------     ------     ------     ------     ------
Net income (loss) .......................      (988)    (1,528)       178       (753)     4,125      1,628     (1,251)    (7,790)
                                             ======     ======     ======     ======     ======     ======     ======     ======

Basic and diluted
  income (loss) per share
  from continuing operations ............     (0.02)     (0.03)      0.04      (0.01)      0.26       0.08      (0.06)     (0.36)
                                             ======     ======     ======     ======     ======     ======     ======     ======
Basic and diluted
  income (loss) per share
  from discontinued operations ..........     (0.04)     (0.06)     (0.03)     (0.04)     (0.01)        --         --         --
                                             ======     ======     ======     ======     ======     ======     ======     ======
Basic and diluted
  income (loss) per share ...............     (0.06)     (0.09)      0.01      (0.05)      0.25       0.08      (0.06)     (0.36)
                                             ======     ======     ======     ======     ======     ======     ======     ======


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE P - DISCONTINUED OPERATIONS

The Company discontinued its communications business in August 2003. In November 2002, the Company announced its intent to sell substantially all of the assets of ParaComm. The carrying value of the ParaComm assets held for sale at June 30, 2003, represented, substantially, all of the assets of the Company's communications business. Since the Company intended on selling the ParaComm assets within twelve months of November 2002, the ParaComm assets are reported as a separate line item, "Assets held for sale" on the Company's consolidated balance sheet at June 30, 2003. The Company's consolidated statements of operations for the years ended June 30, 2004, 2003 and 2002 have been restated to report the communications operations as discontinued. Selected quarterly unaudited financial data from continued and discontinued operations is presented in Note O.

The results of operations for the Company's discontinued communications business were as follows (in thousands):

                              YEARS ENDED JUNE 30,


                                                   2004        2003        2002
                                                   ----        ----        ----
Revenues earned.................................  $   --      $1,334      $3,296
                                                  ======      ======      ======
Loss from discontinued communications business    $   67      $2,779      $7,369
Income tax (benefit)                                 --          --          --
                                                  ------      ------      ------
Loss from discontinued operations                 $   67      $2,779      $7,369
                                                  ======      ======      ======

The major classes of assets and liabilities for the Company's discontinued communications business were as follows (in thousands):

                                    JUNE 30,
                                    --------                    2004      2003
                                                              -------   -------
Assets held for sale ........................................ $    --   $   484
                                                              -------   -------
    Total Current Assets ....................................      --       484
Property and equipment -- net (held for sale at June 30,2003)      --        --
                                                              -------   -------
    Total Assets ............................................ $    --   $   484
                                                              =======   =======
Liabilities held for sale ................................... $    --   $    53
                                                              -------   -------
    Total Current Liabilities ...............................      --        53
                                                              -------   -------
    Total Liabilities ....................................... $    --   $    53
                                                              =======   =======
The sale of ParaComm's assets was consummated in August 2003. The ParaComm sale finalized the Company's discontinuance of its communications business. Details of the asset purchase agreement are presented in Note A.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE Q - SUBSEQUENT EVENT

On August 20, 2004, High-Rise, a wholly owned subsidiary of DualStar, entered into a loan agreement in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The description of the terms of this loan agreement are subject to the terms of the agreements as filed in the Company's Current Report on Form 8-K filed on August 26, 2004.

DualStar and Mr. Segal are exploring a possible sale of High-Rise to Mr. Segal. No terms for any sale have been reached. Any such transaction is subject to completion of due diligence by Mr. Segal, execution of definitive agreements, and approval by the Boards of Directors of DualStar and of High-Rise and the shareholders of DualStar. Mr. Segal is a principal of Five Star Electric, Inc., a large electrical contractor that primarily does large government work.

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


Dated: November 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                    Title                               Date
-----------                  -----                               ----

/s/ GREGORY CUNEO     President, Chief                     November 11, 2004
                      Executive Officer and Director
--------------------
Gregory Cuneo


/s/ ROBERT BIRNBACH    Executive Vice President and        November 11, 2004
                          Chief Financial Officer
--------------------      [Principal Financial
Robert Birnbach            Officer]


/s/ MICHAEL GIAMBRA     Vice President and Chief           November 11, 2004
                          Accounting Officer
--------------------      [Principal Accounting
Michael Giambra            Officer]


/s/ RAYMOND STEELE      Director                           November 11, 2004

--------------------
Raymond Steele

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   EXHIBITS TO

                                    FORM 10-K

                         COMMISSION FILE NUMBER 0-25552

               47-25 34TH STREET, LONG ISLAND CITY, NEW YORK 11101 (Address of principal executive offices) (Zip Code)



             DELAWARE                                         13-3776834
   (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)


                                 (718) 784-2514
              (Registrant's telephone number, including area code)



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



Number                                  Title
10.11 Registration Rights Agreement dated as of November 8, 2000 by and among Registrant, DSTR Warrant Co., LLC and Technology Investors Group, LLC.
       (5)
10.12 Master Surety Agreement dated November 3, 1997 by the Company and its subsidiaries in favor of United States Fidelity and Guaranty Company, Fidelity and Guaranty Insurance Company, Fidelity and Guaranty Insurance Underwriters, Inc. (3)
10.13 Registration Rights and Lock-Up Agreement dated as of May 10, 2000 by and among the Company and the former ParaComm stockholders.(3)
10.14 Voting Agreement dated as of May 10, 2000 by and among the Company, Donald Johnson, Mark Mayhook and Geneva Associates Merchant Banking Partners I, LLC. (3)
10.15 Consulting Agreement dated as of June 1, 2000 between the Company and TechOne. (3)
10.16 Consulting Agreement dated as of June 1, 2000 between the Company and Hades Advisors, LLC. (3)
10.17 Asset Purchase Agreement, dated as of July 9, 2003 by and among the Company, ParaComm, Madeleine, and PCM Acquisition Corp. (6)
10.18  Global Bonding general agreement of indemnity. (7)
10.19 Securities Purchase Agreement by and among Dualstar Technologies Corporation and Madeleine, L.L.C., dated October 27, 2003. (8)
10.20 Bargain and Sale Deed, dated October 27, 2003, by and between Property Control, Inc. and 11-30 47th Avenue Company LLC. (8)
10.21 Registration Rights Agreement by and between Dualstar Technologies Corporation and Madeleine, L.L.C. dated October 27, 2003. (8)
10.22  Form of Agreement to Surrender Options. (8)
10.23 Warrant Termination Agreement by and between DSTR Warrant Co., LLC and DualStar Technologies Corporation, dated October 27, 2003. (8)
10.24  Promissory Note by High-Rise Electric, Inc. to Gary Segal, dated
       August 20, 2004. (9)
10.25 Security Agreement by and between High-Rise Electric, Inc. and Gary Segal, dated August 20, 2004. (9)
10.26 Guaranty Agreement by and between DualStar Technologies Corporation and Gary Segal, dated August 20, 2004. (9)
10.27 Pledge Agreement by and between DualStar Technologies Corporation and Gary Segal, dated August 20, 2004. (9)
14     DualStar Technoloies Corporation Code of Business Conduct and Ethics(10)
21.1   Subsidiaries of the Registrant.(10)
23.1   Consent of Grassi & Co., CPAs, P.C. (10)
31.1   Rule 13a-14(a)/15d-14(a) Certification. (10)
31.2   Rule 13a-14(a)/15d-14(a) Certification. (10)
32.1   Section 1350 Certification. (10)
32.2   Section 1350 Certification. (10)

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

(4) Incorporated herein by reference to Registrant's Form 13D filed by Stephen Feinberg on November 21, 2000.

(5) Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q (File No. 0-25552) for the quarter ended December 31, 2000.

(6) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 19, 2003.

(7) Incorporated herein by reference to Registrant's Annual Report on Form 10-K (File No. 000-25552) for the period ended June 30, 2003.

(8) Attached hereto.

(9) Incorporated herein by reference to Registrant's Current Report on Form 8-K (File No. 000-25552) filed on August 26, 2004.

(10) Attached hereto.