Form 10-Q
period 2004-09-30
DUALSTAR TECHNOLOGIES CORP
filed 2005-02-04
CIK 929546

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Quarterly Period Ended September 30, 2004.

                                       Or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the Transition Period
     From______________ to_____________.


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


                  47-25 34th Street, Long Island City, NY 11101
-------------------------------------------------------------------------------
          (Address, including zip code of principal executive offices)

                                 (718) 784-2514
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
-------------------------------------------------------------------------------

             (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No_____.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ _No___X___ .


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

   Common Stock, $.01 Par Value --- 24,161,467 shares as of November 10, 2004
--------------------------------------------------------------------------------

                                      Index

                        DualStar Technologies Corporation

Part I. Financial Information

Item 1. Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited) and June 30, 2004

          Condensed Consolidated Statements of Operations for the Three months ended September 30, 2004 and 2003 (Unaudited)

          Condensed Consolidated Statements of Cash Flows for the Three months ended September 30, 2004 and 2003 (Unaudited)

          Notes to Condensed Consolidated Financial Statements (Unaudited) -
             September 30, 2004


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

Part II. Other Information

Item 1. Legal Proceedings

Item 6. Exhibits

Signatures

Exhibits

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,            June 30,
                                                                                2004                   2004
                                                                            ------------           -------------
                                                                           (unaudited)
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                 $  1,066,745           $    435,857
  Accounts receivable - net of allowance for doubtful accounts                12,936,222             14,683,529
  Retainage receivable                                                         4,764,102              4,246,292
  Loan receivable - officers                                                      65,000                 65,000
  Costs and estimated earnings in excess of billings
    on uncompleted contracts                                                   2,968,157              2,684,185
  Prepaid expenses and other current assets                                       82,949                 32,958
                                                                            -----------------------------------
Total current assets                                                          21,883,175             22,147,821
Property and equipment - net of accumulated
    depreciation and amortization                                                136,677                 82,244
Other assets:
  Note receivable from employee                                                   96,243                 96,243
  Contract receivables - non current                                             944,706                944,706
  Other                                                                           69,369                 69,369
                                                                            -----------------------------------
Total assets                                                                $ 23,130,170           $ 23,340,383
                                                                            ===================================
                      LIABILITIES AND SHAREHOLDERS'
                                 EQUITY
Current liabilities:
  Accounts payable                                                          $ 14,357,432           $ 14,459,325
  Loan payable - officer                                                         195,000                 45,000
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                                   1,023,537                860,162
  Accrued loss on uncompleted contracts                                          217,787                825,466
  Accrued expenses and other current liabilities                               4,152,669              3,807,133
  Note payable                                                                 2,000,000                   --
                                                                            -----------------------------------
Total current liabilities                                                     21,946,425             19,997,086
                                                                            -----------------------------------
Total liabilities                                                             21,946,425             19,997,086
                                                                            -----------------------------------
  Commitments and contingencies

Shareholders' equity:
  Common stock                                                                   241,615                241,615
  Additional paid-in capital                                                  51,854,613             51,854,613
  Accumulated deficit                                                        (50,912,483)           (48,752,931)
                                                                            -----------------------------------
Total shareholders' equity                                                     1,183,745              3,343,297
                                                                            -----------------------------------
Total liabilities and shareholders' equity                                  $ 23,130,170           $ 23,340,383
                                                                            ===================================



            See notes to condensed consolidated financial statements

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)



                                                                                 2004                2003
                                                                         ----------------------------------------
Revenues earned                                                              $ 16,084,959           $ 16,220,561
Costs of revenues earned, excluding depreciation and amortization              16,492,154             13,798,853
                                                                            ------------------------------------
Gross profit (loss)                                                              (407,195)             2,421,708

Operating expenses:
  General and administrative expenses, excluding depreciation and               1,724,048              1,682,300
    amortization
  Depreciation and amortization                                                    14,824                 72,559
                                                                            ------------------------------------
Operating income  (loss)                                                       (2,146,067)               666,849
                                                                            ------------------------------------
Other income (expense):
  Interest income                                                                      98                  1,424
  Interest expense                                                                (12,658)              (426,216)
  Gain on sale of communications assets                                              --                4,018,853
                                                                            ------------------------------------
Other income (expense) - net                                                      (12,560)             3,594,061
                                                                            ------------------------------------
Income (loss) before provision for income taxes                                (2,158,627)             4,260,910
Provision for income taxes                                                            925                 10,881
                                                                            ------------------------------------
Net income (loss) from continuing operations                                   (2,159,552)             4,250,029

Discontinued operations
  Loss from discontinued communications business                                     --                  125,490
  Income tax (benefit)                                                               --                     --
                                                                            ------------------------------------
Loss from discontinued operations                                                    --                  125,490
                                                                            ------------------------------------
Net income (loss)                                                            $ (2,159,552)          $  4,124,539
                                                                            ===================================
Basic and diluted income (loss) per share:
Income (loss) from continuing operations                                     $      (0.09)          $       0.26
(Loss) from discontinued operations, net of taxes                                    --                    (0.01)
                                                                            ------------------------------------
Basic income (loss)                                                          $      (0.09)          $       0.25
                                                                            ====================================
Diluted income (loss)                                                        $      (0.09)          $       0.18
                                                                            ====================================
Weighted average shares outstanding                                            24,161,467             16,501,568
                                                                            ====================================


            See notes to condensed consolidated financial statements

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                    2004                   2003
                                                              --------------------------------------
Net cash used in operating activities                         $(1,299,854)               $(1,460,257)
                                                              --------------------------------------
Cash flows from investing activities:
     Acquisition of property and equipment                        (69,258)                   (21,412)
                                                              --------------------------------------
Net cash used in investing activities                             (69,258)                   (21,412)
                                                              --------------------------------------
Cash flows from financing activities:
     Proceeds from promissory note payable                      2,000,000                       --
                                                              --------------------------------------
Net cash provided by financing activities                       2,000,000                       --
                                                              --------------------------------------
Net increase (decrease) in cash                                   630,888                 (1,481,669)
Cash and cash equivalents at beginning of period                  435,857                  3,055,255
                                                              --------------------------------------
Cash and cash equivalents at end of period                    $ 1,066,745                $ 1,573,586
                                                              ======================================


Non-cash transactions:

No non-cash transactions took place during the three months ended September 30, 2004.

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

            See notes to condensed consolidated financial statements

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

DualStar  Technologies  Corporation  ("DualStar" or the "Company"),  through its wholly owned subsidiaries, operates electrical and mechanical construction-related businesses. As discussed below, the Company is winding down its business operations.

On August 20, 2004, High-Rise Electric, Inc. ("High-Rise"), a wholly owned subsidiary of DualStar, entered into a loan in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The description of the terms of this loan is more fully described in the agreements as filed in the Company's Current Report on Form 8-K filed on August 26, 2004. Mr. Segal is a principal of Five Star Electric, Inc. ("Five Star"), a large electrical contractor that primarily does large government work.

On December 27, 2004, High-Rise entered into an agreement with Five Star with respect to certain High-Rise projects. Under the terms of this agreement, Five Star became a subcontractor to High-Rise to complete such projects. On January 1, 2005, High-Rise transferred to Five Star field and office personnel relating to those projects, including Barry Halpern, President of High-Rise and Vice President of DualStar, and Nicholas Ahel, Vice President of High-Rise and Vice President of DualStar. Messrs. Halpern and Ahel have resigned from their positions as officers of DualStar. For the fiscal years ended June 30, 2003 and 2004, respectively, High-Rise revenues comprised approximately 61% and 72% of DualStar's combined total revenue. As a result of this agreement, the Company will realize a portion of the revenues from the High-Rise projects depending on the timing of successful completion of the projects. The remaining High-Rise projects are being completed by other subcontractors.

On January 12, 2005, Raymond L. Steele, a member of the Board of Directors of DualStar and the Audit Committee of the Board of Directors, resigned from the Board for personal reasons.

On January 20, 2005, the Company's common stock was delisted from the OTC Bulletin Board for failure by the Company to timely file its periodic reports under the Securities Exchange Act of 1934, as amended. Effective January 20,
2005, the Company's common stock may only be quoted on the "pink sheets" maintained by Pink Sheets, LLC.

The Company incurred significant operating losses in the last several fiscal years in its communications business, and, more recently, in its construction related businesses. The Company completed the discontinuance of its communications business in August 2003. The construction related businesses are not presently profitable. The Company implemented additional cost containment measures, sought additional financing, and sought to renegotiate certain contractual obligations. These efforts have not made the Company profitable again. Given the current U.S. economic climate and market conditions and the financial condition of the Company, the Company has been unable to raise additional funds to fund future operating losses that may occur through the operation of the construction businesses. The Company is unable to obtain surety bonds and maintain insurance coverages in connection with its construction business. These factors have created a concern among the Company's current and potential customers and vendors as to whether it will be able to fulfill its contractual obligations. Employee concern about the future of the business and their continued prospects for employment is causing them to seek employment elsewhere. As a result of the foregoing, the Company has been unable to pursue new work and is being forced to cease operations and wind down its affairs. Accordingly, the Company will not be able to continue as a going concern.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include certain information and disclosures required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of normal and recurring nature. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. The interim statements should be read in conjunction with the financial statements and notes, thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

NOTE B - PER SHARE DATA

The computation of basic and diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding. For diluted net income (loss) per share, when dilutive, stock options and warrants are included as share equivalents using the treasury stock method. For the three months ended September 30, 2004, stock options and warrants have been excluded from the calculation of diluted income (loss) per share as their effect would have been antidilutive.

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

(b) In August 2001, OnTera, a wholly owned subsidiary of the Company, formerly in the telecommunications business, signed a promissory note and security agreement with a telecommunications equipment provider to finance the purchase of various network equipment totaling approximately $668,000. The note bears interest at a rate of 11% per annum and requires eighteen monthly installments effective April 1, 2001. The note is secured by the network equipment financed by the note. OnTera has not made monthly installments since June 2001, therefore OnTera is in default of the agreement. In August 2002, such equipment provider filed suit claiming damages of approximately $607,000 plus interest, costs and attorneys on the promissory note. In April 2004 a civil judgment against OnTera, was awarded to plaintiff in New York State in the amount of $873,163. The judgment has not been satisfied. The network equipment had no useful value to the Company and has been disposed of.

(c) In July 2002, plaintiff Harvey Wayne filed a verified shareholders' derivative complaint against directors and officers of the Company, various other entities, and the Company as a nominal defendant, in the United States District Court for the Eastern District of New York. The complaint alleged breach of fiduciary duties and sought to compel the Company to hold a shareholders' meeting for the election of directors. In December 2004, the Court granted the Company's motion to dismiss and denied plaintiff leave to amend its complaint.

               DUALSTAR TECHNOLOGIES CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE C - (continued)

(d) In April 2003, a former employee of the Company commenced a lawsuit to recover damages for the alleged failure of the Company to honor options to purchase shares of the Company's common stock pursuant to the 1994 Stock Option Plan. Plaintiff sought $462,500 in damages. The Company settled this matter in December 2004 for an amount that is not material.

(e) In the ordinary course of business, the Company is involved in claims concerning personal injuries and property damage, all of which the Company refers to its insurance carriers, to the extent insurance is in place. The Company believes that the claims are covered under its liability policies, to the extent insurance is in place, and that no loss to the Company under those circumstances is probable. No provision for such claims has been made in the accompanying consolidated financial statements.

NOTE D - DEBT

Promissory Note

On August 20, 2004, High-Rise Electric, Inc. ("High-Rise"), a wholly owned subsidiary of DualStar, entered into a loan agreement in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The proceeds of the loan were used for working capital.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General

DualStar  Technologies  Corporation  ("DualStar" or the "Company"),  through its wholly owned subsidiaries, operates electrical and mechanical construction-related businesses. For a description of the Company's businesses and operations, see Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. As discussed below, the Company is winding down its operations.

On August 20, 2004, High-Rise Electric, Inc. ("High-Rise"), a wholly owned subsidiary of DualStar, entered into a loan in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The description of the terms of this loan is more fully described in the agreements as filed in the Company's Current Report on Form 8-K filed on August 26, 2004. Mr. Segal is a principal of Five Star Electric, Inc. ("Five Star"), a large electrical contractor that primarily does large government work.

On December 27, 2004, High-Rise entered into an agreement with Five Star with respect to certain High-Rise projects. Under the terms of this agreement, Five Star became a subcontractor to High-Rise to complete such projects. On January 1, 2005, High-Rise transferred to Five Star field and office personnel relating to those projects, including Barry Halpern, President of High-Rise and Vice President of DualStar, and Nicholas Ahel, Vice President of High-Rise, and Vice President of DualStar. Messrs. Halpern and Ahel have resigned from their positions as officers of DualStar. For the fiscal years ended June 30, 2003 and 2004, respectively, High-Rise revenues comprised approximately 61% and 72% of DualStar's combined total revenue. As a result of this agreement, the Company will realize a portion of the revenues from the High-Rise projects depending on the successful completion of the projects. The remaining High-Rise projects are being completed by other subcontractors.

On January 12, 2005, Raymond L. Steele, a member of the Board of Directors of DualStar and the Audit Committee of the Board of Directors, resigned from the Board for personal reasons.

On January 20, 2005, the Company's common stock was delisted from the OTC Bulletin Board for failure by the Company to timely file its periodic reports under the Securities Exchange Act of 1934, as amended. Effective January 20,
2005, the Company's common stock may only be quoted on the "pink sheets" maintained by Pink Sheets, LLC.


The Company to Cease Operations

The Company incurred significant operating losses in the last several fiscal years in its discontinued communications business, and, more recently, in its construction related businesses. Due to recent losses described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 , the construction related businesses are not presently profitable. The Company implemented additional cost containment measures, sought additional financing, and sought to renegotiate certain contractual obligations. These efforts have not made the Company profitable again. Given the current U.S. economic climate and market conditions and the financial condition of the Company, the Company has been unable to raise additional funds to fund future operating losses that may occur through the operation of the construction businesses. The Company is unable to obtain surety bonds and maintain insurance coverages in connection with its construction business. These factors have created a concern among the Company's current and potential customers and vendors as to whether it will be able to fulfill its contractual obligations. Employee concern about the future of the business and their continued prospects for employment is causing then to seek employment elsewhere. As a result of the foregoing, the Company has been unable to pursue new work and is being forced to cease operations and wind down its affairs. Accordingly, the Company will not be able to continue as a going concern.

The statements contained in this Quarterly Report on Form 10-Q, including the exhibits hereto, relating to operations of the Company may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Please note that the words "intends," "expects," "plans," "estimates," "projects," "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Actual results of the Company may differ materially from those in the forward-looking statements and may be affected by a number of factors including the ability of the Company to raise and provide the capital resources to fund any continuing operating losses, the Company's ability to obtain bonding or insurance coverage, regulatory or legislative changes, the Company's dependence on key personnel, and the Company's ability to manage growth, in addition to those risk factors, set forth in the section captioned "Risk Factors" and the assumptions, risks and uncertainties set forth in the other sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 as well as in DualStar's other filings with the SEC. The Company can give no assurance that its plans, intentions, and expectations will be achieved and actual results could differ materially from forecasts and estimates.

Capital Resources and Liquidity

Cash balances at September 30, and June 30, 2004 were $1.1 million and $0.4 million, respectively. The Company used $1.3 million of cash in the three months ended September 30, 2004 in operating activities. The net use of cash was primarily due to the increase in retainage receivable of $0.5 million, accrued loss on uncompleted contracts of $0.6 million, and the increase of costs and estimated earnings in excess of billings on uncompleted contracts of $0.3 million, which resulted from the Company' s difficulties in obtaining surety bonds. The Company used $1.5 million of cash in the three months ended September 30, 2003 in operating activities. The net use of cash was primarily due to the increase of costs and estimated earnings in excess of billings on uncompleted contracts which resulted from the Company's difficulties in obtaining surety bonds.

The Company to Cease Operations

The Company incurred significant operatin g losses in the last several fiscal years in its discontinued communications business, and, more recently, in its construction related businesses. The construction related businesses are not presently profitable. Due to recent losses described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004, the construction related businesses are not presently profitable. The Company implemented additional cost containment measures, sought additional financing, and sought to renegotiate certain contractual obligations. These efforts have not made the Company profitable again. Given the current U.S. economic climate and market conditions and the financial condition of the Company, the Company has been unable to raise additional funds to fund future operating losses that may occur through the operation of the construction businesses. This uncertainty has created a concern among the Company's current and potential customers and vendors as to whether it will be able to fulfill its contractual obligations. Employee concern about the future of the business and their continued prospects for employment is causing them to seek employment elsewhere. The Company is unable to obtain surety bonds in connection with its construction business. Since the Company is unable to obtain additional financing and surety bonds, and maintain insurance coverages, the Company has been unable pursue new work and is being forced to cease operations and wind down its affairs. Accordingly, the Company will not be able to continue as a going concern.

Promissory Note

On August 20, 2004, High-Rise Electric, Inc. ("High-Rise"), a wholly owned subsidiary of DualStar, entered into a loan agreement in the amount of $2,000,000 from Gary Segal of Ozone Park, NY. Under the terms of the loan agreement, the loan accrues interest at the rate of 5.5% per annum, which rate is adjusted on the first day of each month commencing October 1, 2004 to one point above the then prime rate; is payable on demand; is secured by certain accounts receivable of High-Rise; and is guaranteed by DualStar and secured by a pledge of the capital stock of High-Rise. The proceeds of the loan were used for working capital.

Results of Operations

Revenue decreased $0.1 million or 0.6% from $16.2 million in the three months ended September 30, 2003 to $16.1 million in the three months ended September 30, 2004. The decrease was primarily due to fewer construction contracts started in fiscal 2005.

Cost of revenue increased $2.7 million or 19.6% from $13.8 million in the three months ended September 30, 2003 to $16.5 million in the three months ended September 30, 2004. The increase was primarily due to larger construction contracts started in 2003 and 2004, increased costs on jobs started in 2003, and an accrued loss on uncompleted contracts at September 30, 2004. Gross profit percentages were (2.5)% and 14.9% in the three months ended September 30, 2004 and 2003, respectively. The decrease in gross margin percentage was due to increased costs on jobs started in 2003, and an accrued loss on uncompleted contracts at September 30, 2004. Essentially, the Company's inability to obtain payment and performance bonds from a stable surety credit facility has hindered the Company from successfully bidding jobs with customary higher margins in 2003 and 2004. Due to this circumstance, the Company was forced to take on jobs with lower margins, and in some instances, jobs with potential to close at a loss.
Some jobs have closed at a loss during 2004, and some jobs are projected to close at a loss in 2005. An accrued loss has been recorded at September 30, 2004.

Operating results decreased $2.8 million or 400% from $0.7 million in the three months ended September 30, 2003 to $(2.1) million in the three months ended September 30, 2004. The decrease was due primarily to the severe decrease in gross margin in 2004.

General and administrative expenses remained unchanged at $1.7 million in the three months ended September 30, 2004 and 2003, respectively.

Depreciation and amortization decreased $0.1 million or 100% from $0.1 million in the three months ended September 30, 2003 to an immaterial amount in the three months ended September 30, 2004. The decrease was primarily due to the disposition of property and equipment.

Interest expense decreased $0.1 million or 100.0% from $0.1 million in the three months ended September 30, 2003 to an immaterial amount in the three months ended September 30, 2004. The decrease was primarily due to the reduction of the senior secured promissory note to zero.

New Accounting Standards Adopted

None.

New Accounting Standards Not Yet Adopted

None.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

None

Item 4 -- Controls and Procedures

 Included as exhibits 31.1 and 31.2 are the certifications that are required under Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Report contains information concerning the controls evaluation referred to in the
Section 302 certifications and the information contained herein should be read in conjunction with the certifications.

Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our Chief Executive Officer and our Chief Financial Officer, based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that our disclosure controls and procedures were not effective for this purpose, as discussed below.

Changes in Internal Control Over Financial Reporting. Regulations under the Securities Exchange Act of 1934 require public companies, including our company, to evaluate any change in our "internal control over financial reporting," which is defined as a process to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. In connection with their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer did not identify any change in our internal control over financial reporting during the three-month period ended September 30, 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 In the first half of the Company's fiscal year beginning in July 2004, the Company's accounting workload increased due to its physical relocation, related restructuring and a potential transaction pursued during fiscal year 2004. At the same time, the Company's accounting staff was reduced due to attrition and budgetary constraints. As a result of all of these factors taken together, during the quarter ended September 2004, the Company's remaining permanent corporate accounting staff was not structured to address this increased workload under the deadlines required.

Since January 1, 2005, the accounting workload has diminished. However, the Company does not anticipate being able to correct the deficiencies with its disclosure controls and procedures that have led to this late filing, as the Company has been unable to bid on new work due to the problems discussed above in Item 2 and in the Notes to the Financial Statements. As a result of the Company being unable to address the identified disclosure control deficiencies, its ability to report financial results on a timely and accurate basis will be adversely affected.

 The Company believes that its financial statements for the quarter ended September 30, 2004 fairly present, in all material respects, its financial condition and results of operations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The information contained in Part I - Note C is incorporated herein by reference.

Item 6 - Exhibits

 (a) The following exhibits are filed with the report:

------------------------------------------------------------------------------
10.28  Agreement by and among High-Rise Electric, Inc., Five Star
       Electric Co., and the Joint Industry Board of the Electrical
       Industry, dated December 27, 2004.
------------------------------------------------------------------------------
10.29  Form of agreement between High-Rise Electric, Inc.
       and Five Star Electric Co.
------------------------------------------------------------------------------
31.1   Rule 13a-14(a)/15d -14(a) Certification by Mr. Cuneo.
------------------------------------------------------------------------------
31.2   Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach.
------------------------------------------------------------------------------
32.1   Section 1350 Certification by Mr. Cuneo
------------------------------------------------------------------------------
32.2   Section 1350 Certification by Mr. Birnbach
------------------------------------------------------------------------------

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 DualStar Technologies Corporation


Date:      February 4, 2005       By: /s/ GREGORY CUNEO
                                  ----------------------------------
                                  Gregory Cuneo
                                  President and Chief Executive Officer


Date:      February 4, 2005       By: /s/ ROBERT  BIRNBACH
                                  ----------------------------------
                                  Robert Birnbach
                                  Executive Vice President and Chief
                                  Financial Officer


Date:      February 4, 2005       By: /s/ MICHAEL GIAMBRA
                                  ----------------------------------
                                  Michael Giambra
                                  Vice President, Chief Accounting Officer,
                                  and Corporate Controller




                                  EXHIBIT INDEX

         Following is the list of Exhibits, as required by Item 601 of Regulation S-K, filed as part of this Report on Form 10-Q:


 Exhibit No.
Regulation S-K
  Item 601
 Designation          Exhibit Description
-------------------------------------------------------------------------------


10.28 Agreement by and among High-Rise Electric, Inc., Five Star Electric Co., and the Joint Industry Board of the electrical Industry, dated December 27, 2004.

10.29 Form of agreement between High-Rise Electric, Inc. and Five Star Electric Co.

31.1      Rule 13a-14(a)/15d-14(a) Certification by Mr. Cuneo.

31.2      Rule 13a-14(a)/15d-14(a) Certification by Mr. Birnbach

32.1      Section 1350 Certification by Mr. Cuneo

32.2           Section 1350 Certification by Mr. Birnbach